Form 10QSB
period 2000-06-30
NEWSEARCH INC
filed 2000-08-15
CIK 751406

U. S. Securities and Exchange Commission

                          Washington, D.C. 20549


                                Form 10-QSB
                     GENERAL FORM FOR REGISTRATION OF
                   SECURITIES OF SMALL BUSINESS ISSUERS

                Under Section 12(b) or (g) of the Securities
                           Exchange Act of 1934

                              NEWSEARCH, INC.
               (Name of Small Business Issuer in its charter)

Colorado                                             84-1522846
---------------------                             ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

6947 Speedway Boulevard
Suite 108
Las Vegas, Nevada                                      89115
----------------------------                       --------------
(Address of Principal Office)                         Zip Code

                Issuer's telephone number:       702-643-9583

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]     No [ ]

The number of shares outstanding of the issuer's common stock par value $.01 per share, as of June 30, 2000 was 1,001,050.

Transition Small Business Disclosure Format (check one) :

Yes [ ]     No [x]

Item 1.  FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis or Plan of Operation

GENERAL

          The Company currently operates at 6947 Speedway Boulevard, Suite 108, Las Vegas, Nevada 89115.

PLAN OF OPERATION

          The Company is a "blind pool" or "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

          Prior to the effective date of this registration statement, it is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have a general interest in considering a merger or acquisition with a blind pool or blank check entity. No direct discussions regarding the possibility of a merger with the Company are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition which does occur will be on terms that are favorable to the Company or its current stockholders.

          The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) be relying upon an untested product or marketing concept; (v) have a combination of the characteristics mentioned in (i) through (iv), or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

          The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

          As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal shareholders, the transaction is very likely to be a private transaction rather than a public distribution of securities, but is also likely to result in substantial gains to the current principal shareholders relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when minority shareholders are unable to sell their shares because of the lack of a public market for such shares.

          Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with a change in control or acquisition of a business opportunity (See "Form of Acquisition," below, and "Risk Factors - The Company
- Lack of Continuity in Management"). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

          It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.
The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

          The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

          (1) The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or


          (2) The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or

          (3) The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Newsearch, Inc.
(a Development Stage Company)
Balance Sheet
June 30, 2000 and December 31, 1999
                                                (Unaudited)
                                               June 30, 2000     Dec. 31, 1999

Assets

Cash                                                $1,902           $2,702
                                                    ------           ------
                Total Assets                        $1,902           $2,702
                                                    ======           ======

Liabilities and Stockholders' Equity

Common Stock, $0.001 par value,
     100,000,000 shares authorized; 1,001,050
     Shares issued and outstanding at 12/31/99       1,001            1,001

Preferred Stock, $0.001 par value,
     50,000,000 shares authorized; no shares
     Issued and outstanding at 12/31/99               -0-                -0-

Additional paid-in capital                             901            1,701

Retained earnings                                     -0-                -0-
                                                     -----            -----

          Total Stockholders' Equity                 1,902            2,702
                                                     -----            -----

          Total Liabilities and Stockholders' Equity 1,902           $2,702
                                                     =====           ======



Statement of Operations and Equity Accumulated During the Developmental Stage


Revenue                                             $ -0-            $  -0-

General and administrative expenses                   -0-               -0-

Amortization of organizational costs                  -0-               -0-
                                                   --------           -------

Net income or (loss)                               $  -0-            $  -0-
                                                    =======           =======


Weighted average number of common shares outstanding  1,001,050      1,001,050

Net income or (loss) per share                     $  -0-            $  -0-
                                                                      =======

Newsearch, Inc.
(a Development Stage Company)
(Unaudited)
Income Statement
For the Three Months Ending June 30, 2000 and For the Period December 3, 1999 (Inception) to June 30, 2000.

                                   Three Months Ending      December 3, 1996
                                      June 30, 2000        (Date of Inception)
                                                                To 2000
                                   -------------------     -------------------
Revenue                            $       -0-             $       -0-
Cost of Sales                              -0-                     -0-

Gross profit                               -0-                     -0-

Expenses:
     Accounting                           800                      800
     Amortization                         -0-                      -0-
     Advertising                          -0-                      -0-
     Consulting                           -0-                      -0-
     Depreciation                         -0-                      -0-
     Licenses and fees                    -0-                      -0-
     Office expense                       -0-                      -0-
     Professional fees                    -0-                      -0-
     Rent                                 -0-                      -0-
     Travel                               -0-                      -0-
     Total expenses                       800                      800
                                        -------                  --------
Net (loss) income                         800                      800
                                        =======                  ========
Weighted average number of
common shares outstanding             1,001,050                 1,001,050
                                     ===========               ===========
Net loss per share                    $   -0-                   $   -0-


New Search, Inc.
(a Development Stage Company)
(Unaudited)
Statement of Cash Flows For the Three Months Ending
June 30, 2000 and For the Period
December 3, 1999 (Inception) to June 30, 2000


                                                (Unaudited)
                                               June 30, 2000     Dec. 3, 1999
                                               --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                        -0-              -0-

     Net cash used by operating activities           -0-              -0-

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities           -0-              -0-

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of capital stock                      1,001            1,001

     Additional paid-in capital                     1,701            1,701

     Net cash provided by financing activities      2,702            2,702

     Net Decrease/Increase in cash                  (800)            1,902

     Cash - Beginning                               2,702             -0-

     Cash - Ending                                  1,902            1,902

NON-CASH TRANSACTIONS

     Interest expense                                  -0-           -0-

     Income taxes                                      -0-           -0-



                       Notes to Financial Statement
                            December 31,1999

Note 1- History and organization of the company

The company was organized December 3,1999 (Date of Inception) under the laws of the State of Colorado, as Newsearch, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a developmental stage company. The Company was formed as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, as a successor to a previous corporation which was also named Newsearch, Inc. ('Old Newsearch'). The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Old Newsearch existed under the laws of Colorado from June 21,1984 until January 1,1990, and during the period from December 12,1984 through August ,1988, it was listed in Moody's Investors Services and its shares publically traded in the over-the-counter 'pink sheets'. It was initially engaged in the restaurant business during a period from April 1985 to September 1986. In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1,1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fees.

On December 31,1999, the Company issued 700,000 shares of its $0.001 par value common stock to its directors and 301,050 shares on a prorates basis to those holding shares prior to the state of Colorado administratively dissolving the Company in January 1990 for a total amount of $2,702.00. Of the total $2,702.00, $1,001.00 is considered common stock and $1,701.00 is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 2- Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

     1.  The Company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     4. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

     5. The Company will review its need for a provision for federal income Tax after each operating quarter and each period for which a statement of operations is issued.

     6.  The Company has adopted December 31 as its fiscal year end.

Note 3- Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of capital, it would be unlikely for the Company to continue as a going concern.

Note 4- Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5- Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
(a) Exhibits
Item                         Description
-----                        -----------------------
                             Financial Data Schedule

(b) Reports on Form 8-K
          No Reports on Form 8-K have been filed for the quarter ended July 31, 2000.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable.
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW SEARCH, INC.

August 7, 2000                         By: /s/ IRWIN KRUSHANSKY
                                       -------------------------------
                                               Irwin Krushansky
                                               President and
                                               duly authorized officer