Form 10KSB
period 2000-12-31
NEWSEARCH INC
filed 2001-05-04
CIK 751406

UNITED STATES
             U.S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
                            FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

Commission file number: 0-25511


                          NEWSEARCH, INC.
       -----------------------------------------------------
          (Name of Small Business Issuer in its charter)


      Nevada                              84-1522846
      ----------                          -------------
(State or other jurisdiction of           (I.R.S. employer
incorporation or organization)             identification
                                           number)


2950 E. Flamingo, Ste. G, Las Vegas, NV 89121
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Issuer's Telephone Number:      (702) 369-9614

Securities registered under Section 12(b) of the Act:

            Title of each class:  n/a

            Name of each exchange on which registered:  n/a

Securities registered under Section 12(g) of the Act:

            Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.
      Yes  [x]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     None. The stock is currently listed on the OTC Bulletin Board, however, has been no bid/ask price within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 2000 the Company has issued and outstanding 2,001,050 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]


       1
                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

          Newsearch, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on December 3, 1999. The Company was formed as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, and as the successor to a previous corporation which was also named Newsearch, Inc. ("Old Newsearch").

          Old Newsearch existed under the laws of Colorado from June 21, 1984 until January 1, 1990, and during the period from December 12, 1984, through August, 1988, it was listed in Moody's Investors Service and its shares traded publicly in the over-the-counter "pink sheets." It was initially engaged in the restaurant business during a period from April 1985 to September 1986 when it owned and operated "Godfathers Pizza Company". In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. Finally, in 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fee.

     On December 3rd, 1999, the Board of Directors authorized and issued 301,050 shares of the company's common stock in exchange for the partnership interests of all the partners in the Newsearch Partnership (the 'Partnership'), a general partnership comprised of the former shareholders of Newsearch, which existed during a period commencing with the dissolution of Newsearch and terminating with the organization of the company. A distribution of the shares was made to the former shareholders of Newsearch on a pro rata basis of one share of Common Stock for each one hundred shares of Common Stock of Newsearch owned of record by them prior to Newsearch's dissolution. In addition, on December 2nd, 1999, the Board of Directors authorized and issued 700,000 restricted shares to the two Officers and Directors and two Advisors.

          The Company has generally been inactive since inception, until January 2001. Its only activities have been organizational ones, directed at developing its business plan, conducting a limited search for business opportunities, and previous efforts directed at completing a voluntary registration pursuant of Section 12(g) of the Securities Exchange Act of 1934. The Company has commenced commercial operations in January 2001. The Company has one full-time employees, its president and owns no real estate.

          The Company has elected to initiate the process of voluntarily becoming a reporting Company under the Securities Exchange Act of 1934 by filing a Form 10-SB registration statement. Following the effective date of this registration statement, the Company has comply with the periodical reporting requirements of the Securities Exchange Act of 1934.


   Beginning in January 2001,the Company has elected to terminate its search for a merger candidate or business acquisition, and focus on generating revenues in-house. The Company will change its status as that of a 'blind pool' or 'blank check' company to that of an operating company generating revenue.


PRINCIPAL PRODUCTS AND MARKETS

     Beginning January 2001, the Company will rely on the skills, talents, and assets of its President, Joey Smith, to generate revenues for the Company. The principle service offered to clients will be computer graphic design. The Company will also offer print brokering services as well as advertising/marketing consultation.

     The Company intends to focus its internal marketing efforts on the Real Estate and wholesale advertising market.

      Real Estate

   The housing sector in Las Vegas has been and currently is a booming sector. Many industry analysts predict no slow downs in the Las Vegas economy, therefore no slowdown in the purchase of new homes. Many realtors are figuratively 'battling' for this new business in a marketing sense. They constantly send out direct-mail postcards and are constantly updating and upgrading their image through the use of brochures, flyers, and business cards.
   The Company plans to capitalize on this marketing 'war' by providing specialized services to these realtors who want the 'edge' over their competition. We believe we can design these print collateral materials in a way that is very appealing to realtors. We will offer them customized packages that cannot be currently found in the market currently.

          Wholesale Advertisers

   The main focus in this market will be small advertising agencies who need to vend out their print production and design services. Our president, Mr. Smith, has an extensive client base and experience in this market. There are many advertising consultants who vend out the graphic design work and printing that they are contracted to complete. The company intends to offer its services to this market.

METHODS OF DISTRIBUTION

     The Company's business is dependent upon Management's ability to complete the work acquired until money and resources can be obtained to hire additional employees.

     The Company relies upon word-of-mouth, referrals, and an existing client base of its President to help establish its client base. To date the Company has generated a large portion of its client base from the existing client base of Mr. Smith. When the Company is able to better identify and focus on more specific markets it will adjust its distribution methods accordingly.

SUPPLIERS

     Currently, the company relies on its President to produce its main service, computer graphic design. The company uses a variety of Printshops in the local Las Vegas market to complete its printing projects. Some of the printshops include Blue Bison Communications, J&B Graphics Technology, and Printmasters.

COMPETITION

     The Company anticipates competition from the already well-established advertising/design agencies in Las Vegas. There are large agencies who have more resources to reach potential clients and employees to produce a much larger volume of work.

 In this respect, the
Company plans to focus in three specific areas in which it believes it has an advantage.

     The Company believes it has three competitive advantages:

    (A)    Service.
As a small agency, we believe we can add 'the personal touch' to the service we provide. Many small businesses receive poor service from large agencies who often consider them too small to be concerned with.

    (B) Quality. Our President is known throughout Las Vegas as a respected graphic artist. His past customers have been loyal and pleased with the quality of work produced.

    (C) Price. Because of the low overhead incurred by the Company, we are able to offer our services at a discount. This is most attractive to the wholesale sector.

SEASONALITY

     Management is not aware of any seasonality in the graphic design business. There is however, traditionally an effect on the printing industry during recessions. When a company is having monetary problems, advertising budgets are often cut first.

EMPLOYEES

     The Company currently has one employees, its President, Joey Smith. In Jan. 2001, Mr. Smith began devoting his full attention to the affairs of the Company. As growth of the Company continues, additional employees will be added when necessary.

ITEM 2.  DESCRIPTION OF PROPERTY

     The company currently has no property of its own, but utilizes rent-free the office of its President at 2950 E. Flamingo, Ste. G, Las Vegas, NV 89121.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened in the last quarter of 2000. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any matters to submit for a shareholders vote in the last quarter of 2000.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder.

     The Company has not issued any new securities during the last quarter of 2000.

STOCKHOLDERS

     The Company's transfer agent, Computershare, confirms that, as of September 30, 2000, there are approximately 140 shareholders of record for the Company.

DIVIDENDS

     To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Under Colorado Corporate Law, dividends may be paid out of surplus or, in case there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the proceeding fiscal year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

GENERAL

     The Company currently operates at 2950 E. Flamingo, Suite G, Las Vegas, Nevada 89121. The Company's principal business is providing graphic design and print-brokering services in Las Vegas, Nevada.

Results of Operations for the Period Ending December 31, 2000
-------------------------------------------------------------
     From September 30, 1996 (date of inception) to December 31, 1997, the Company generated no revenues. The Company did not commence business operations until January 2001.

     The following is a discussion of the results of operations for the year ended December 31, 2000.

     Total revenues for the year ended December 31, 2000 were $0. The company has been seeking to merge with or acquire an operating business. This search has been unsuccessful. The company has elected to begin its own operations to generate revenue.
     Total costs and expenses were $2,878. This was for the professional fees related to the preparation and filing of the Company's Form 10-SB and other periodic filings.

     The net income for the year ended December 31, 2000 was $(2,878) and was associated with the expenditure in professional fees related to the preparation and filing of the Company's Form 10-SB, quarterly reports and general expenses.

Liquidity and Capital Resources

     Cash as of December 31, 2000 was $824.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to find and retain new clients. The Company will rely on management's abilities and years of experience in the graphic design, advertising, and printing industry.

    During the next twelve months, its cash requirements will be minimal. The Company has approximately $824 which it believes will not be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well as provide for costs associated with establishing its client base, advertising and purchase of equipment.

    If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB
REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY
KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY
VARY MATERIALLY.


ITEM 7.  FINANCIAL STATEMENTS

       8

                          NEWSEARCH, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                        DECEMBER 31,2000

       9

                        TABLE OF CONTENTS

                                                                  page number
INDEPENDENT ACCOUNTANT'S REPORT                                          1

FINANCIAL STATEMENT

         Balance Sheets                                                  2

         Income Statment                                                 3

         Statement of Stockholders' Equity                    4

         Statements of Cash Flows                                        5

         Notes to the Financial Statements                               6-7

       10

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 efax

                          INDEPENDENT AUDITOR'S REPORT

February 14, 2001

Board of Directors
Newsearch, Inc.
Denver, CO

     I have audited the Balance Sheet of Newsearch, Inc.(the "Company") (A Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period December 3, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newsearch, Inc., (A Development Stage Company), as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from December 3, 1999 (Date of Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ G. Brad Beckstead
G. Brad Beckstead, CPA
Las Vegas, Nevada
February 14, 2001



       11




                              - 2 -

       12

Newsearch, Inc.
(a Development Stage Company)
     Balance Sheet


                                          December 31,  December 31,
                                               2,000        1999

Assets

Current assets:
     Cash and equivalents                    $     824    $   2,702
                                                ----------    -----------
       Total current assets                            824        2,702
                                                 ----------    ----------
                                                $      824    $   2,702
                                                ============    ==========

Liabilities and Stockholders' Equity


Liabilities                                    $   -       $     -
                                                  ----------   -----------


Stockholders' Equity:
     Preferred stock, $0.001 par value, 50,000,000
        shares authorized, no shares issued and
 outstanding                                   -              -
      Common stock, $0.001 par value,
        100,000,000 shares authorized,
        2,001,050 shares issued and
        outstanding                           2,001         2,001
     Additional paid-in capital                     1,701          701
Deficit accumulated during development stage  (2,878)          -
                                                    --------      ------
        Total stockholders' equity                  824         2,702
                                                    ---------   --------

Total Liabilities and Stockholder's Equity         $  824     $   2,702
                                                   =========   ==========

NEWSEARCH, INC.
(A DEVELOPMENT STAGE COMPANY)
Income Statement


Newsearch, Inc.
(a Development Stage Company)
Income Statement


                                              December 3, 1999
                              For the year ended   (date of inception)
                                December 31,         to December 31,
                             2000          1999        2000
                           -----------   -----------    -------------


 Revenue                    $    -        $    -         $      -
                          -------------  ------------   --------------

 Expenses:
     General and
      administrative           2,878           -              2,878
                            ------------    ---------     ------------
                              2,878              -            2,878
                            ===========     ============    ==========


Net loss             $      (2,878)     $       -        $   (2,878)
                          =============   ===============   ===========


Weighted average number
     of common shares
     outstanding           2,001,050        2,001,050       2,001,050
Net loss per share      $      -          $      -         $     -
                          ============   ==============    ===========



The accompanying notes are an integral part of these financial statements.

Newsearch, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period December 3, 1999 (Date of Inception) to December 31, 2000

                                                      Deficit
                                                    Accumulated
                     Common Stock    Additional        During       Total
                                      Paid-in       Development Stockholders'
                   Shares     Amount    Capital          Stage       Equity
                  -------- ----------   ----------   -------------  ----------
December 31, 1999
   Issued for
   cash          2,001,050   $  2,001  $    701     $            $  2,702

Net loss

   December 3, 1999
(inception) to

   December 31,1999                                       -            -
                    --------    ---------    --------   ----------  -------

Balance,
December 31, 1999   2,001,050      2,001        701        -         2,702

June 2000
  Donated capital                            1,000                 1,000



Net loss
December 31, 2000                                          (2,878)   (2,878)
                  ----------  ---------   -----------    ---------- --------



Balance,
Dec. 31, 2000    2,001,050    $ 2,001      $ 1,701       $ (2,878)      $ 824
                ============   ========    ========     ===========   =======

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                            December 3, 1999
                                   For the year ended  (date of inception)
                                         December 31,       to December 31,
                                    2000               1999          2000
                                   ----------   -----------   ------------
Cash flows from operating
activities

Net loss                        (2,878)          -     $     (2,878)
Adjustments to reconcile net income ]
  to net cash used by operating
  activities:

                                    ----------    ----------    -----------


Net cash used by operating
   activities                        (2,878)           -           (2,878)
                                  -------------   -------------   ---------


Cash flows from investing activities     -              -              -
                                     ---------    --------------   ---------

Cash flows from financing activities

     Issuance of capital stock                          2,702       2,702

     Donated capital                  1,000             -      1,000



Net cash provided by
financing activities                  1,000             2,702       3,702
                                    ------------   ------------- -----------

Net (decrease) increase in cash      (1,878)            2,702         824
Cash - beginning                       2,702               -           -
                                     ------------     -----------   ---------

Cash - ending                $          824       $   2,702   $    824
                                  ===========     ============   ============



Supplemental disclosures:

     Interest paid       $     -        $     -        $     -
                              ===============    ==============    =========

     Income taxes paid        $     -        $     -        $     -
                              ==============    ================    ========


The accompanying notes are an integral part of these financial statements.

Newsearch, Inc.
(A Development Stage Company)

Footnotes


Note 1 - History and organization of the company

The Company was organized December 3, 1999 (Date of Inception) under the laws of the State of Colorado, as Newsearch, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company was formed as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, as a the successor to a previous corporation which was also named Newsearch, Inc. ("Old Newsearch"). The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Old Newsearch existed under the laws of Colorado from June 21, 1984 until January 1, 1990, and during the period from December 12, 1984 through August, 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter "pink sheets". It was initially engaged in the restaurant business during a period from April 1985 to September 1986. In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fees.

On December 31, 1999, the Company issued 2,001,050 shares of its $0.001 par value common stock to its directors for cash in the amount of $2,702.00. Of the total $2,702.00, $2,001.00 is considered common stock and $701.00 is considered additional paid-in capital.

On June 28, 2000, a director donated cash in the amount of $1,000. The entire amount is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 2 - Accounting policies and procedures

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

5. The Company has adopted December 31 as its fiscal year end.

Newsearch, Inc.
(A Development Stage Company)

Footnotes


Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 4 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has used the same independent accountant since its inception in September of 1996 and has not had any disagreements with said independent accountant.


                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                   Age    Position
______________________________________________________________

Joey Smith              32    President/VP/SEC/TRES. and a director
914 Derringer                 of the Company
Henderson, NV 89014


      Joey Smith, age 32, has been the President, and a Director of the Companysince December 3, 1999, the date of Inception. Mr. Smith attended DenverBusiness College in Honolulu, Hawaii from 1993 to 1995, majoring in Graphic Design.
     Since November 1999, he has been President and CEO of Speedway
Printing, a private Nevada corporation. Prior to this, he served from November,1997 to November 1999 as President of Venture Hospitality Management Corporation, a private Nevada corporation that sought out for acquisition, sub par performing restaurants. During the years of 1998 and part of 1999 he was the Regional Manager for Little Caesar's Pizza, overseeing nearly 40 restaurants in Northern Utah. During the years of 1996 and 1997 he was the General Manager of Magelby's Restaurant in Provo, Utah. From 1995 to 1996, Mr.Smith was employed as Director of Operations of International Food Service Foundation. From 1992 to 1994, Mr. Smith was employed as a General Manager for Kinko's Copy Centers and during 1990 to 1992 he worked for Subway Sandwiches as a General Manager.

       18



                         SUMMARY COMPENSATION

Name and Principal
All other
Position                         Year          Compensation
-------------------------------------------------------------
Joey Smith                       2000             -0-

No additional compensation in any other form has been paid nor is there currently any plan or arrangement for future compensation.

OPTIONS/SAR GRANTS

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through the present date.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END
OPTION/SAR VALUE TABLE

     Not applicable.

LONG TERM INCENTIVE PLANS

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

       20

COMPENSATION OF DIRECTORS

     The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors.
The Company has not established committees of the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements.

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group.
Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Also included
are the shares held by all executive officers and directors as a group.


                                                                         % of
                                        Number of Shares                Class
Name and address                      Owned Beneficially                Owned


Rhett Nielson                                    150.000                 15.0
528 Chelsea Drive
Henderson, Nevada 89014

Joey Smith                                       150,000                 15.0
914 Derringer
Henderson, Nevada 89014

Irwin Krushansky                                 200,000                 20.0
7706 E. Napa Place
Denver, Colorado 80237

Max C. Tanner                                    200,000                 20.0
2950 E. Flamingo Road
Suite G
Las Vegas, Nevada 89121

All directors and executive                      150,000                 15.0
officers (2 persons)

       21

       An Officer and Director of the Company.

       These shares are restricted.

       These shares are control stock for which the resale is limited under Rule 144(e) to 1% of the shares outstanding every 90 days.

CHANGES IN CONTROL

      The Company has no arrangements which might result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

     The Company has no promoters other than its President, Joey Smith. There have been no transactions which have benefitted or will benefit Mr.Smith either directly or indirectly.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description

23.0           Consent of Accountant

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the registrant during the last quarter of the year ended December 31, 2000.

       22

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Newsearch Inc.
                              (Registrant)

Date:   April 5, 2000         By: /s/ Joey Smith
                              --------------------------------
                              Joey Smith
                              President and Chief Executive
                              Officer


       23