Form 10QSB
period 2001-03-31
NEWSEARCH INC
filed 2001-06-21
CIK 751406

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001



Commission File number 000-30303


                          Newsearch, Inc.
                ---------------------------------------
         (Exact name of registrant as specified in its charter)


   Colorado                                 841522846
 ________________________________        ________________
 (State or other jurisdiction of         (I.R.S. employer identification
  incorporation or organization)         number)



                        914 Derringer, Henderson, NV 89014
                   -------------------------------------------
                      (Address of principal executive offices)

Issuer's Telephone Number:      (702) 369-9614

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.01 per share, as of March 31, 2001 was 1,001,050.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No[x]

ITEM 1 - FINANCIAL INFORMATION

PART 1. Financial Statements

The unaudited condensed financial statements presented herein have been prepared by Newsearch, Inc., a Colorado Corporation (the 'Company') in accordance with the instructions to Form 10-QSB and include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2000 included in the Company's Form 10KSB filed with the SEC.

    The accompanying financial statements have not been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                                  Newsearch, Inc.

                                   Balance Sheet
                                       as of
                                  March 31, 2001
                               and December 31, 2000
                                        and
                                Statements of Income
                             for the Three Months Ending
                                  March 31, 2001
                    and the Period Dec. 3, 1999 (Inception)
                                  to March 31, 2001
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                   March 31, 2001
                    and for the period Dec 3, 1999 (Inception)
                                   to March 31, 2001









TABLE OF CONTENTS






                                                                Page

Balance Sheet.....................................................f1

Income Statement..................................................f2

Statement of Cash Flows...........................................f3

Notes to Financial Statements.....................................f4

                              Newsearch, Inc.
                       (a Development Stage Company)
                               Balance Sheet
                     March 31, 2001 and December 31, 2000

                                            (Unaudited)
                                             March 31,          December 31,
                                                2001                  2000
Assets

Current assets:
      Cash                                  $    824          $     824
         Total current assets                    824                824


Total Assets                                $    824            $   824
                                            =========          =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                    $       -          $       -
                                           ---------          ---------
        Total current liabilities                 -              -
                                           ---------          ---------
Total Liabilities                                 -              -
                                           ---------          ---------
Stockholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares
        authorized, no shares
        issued or outstanding                      0                  0
     Common stock; $0.001 par value; 100,000,000 shares
        authorized; 1,001,050 shares
        issued and outstanding                 1,001              1,001
     Additional paid-in capital                1,701              1,701
     Accumulated deficit prior
        to the development stage              (2,878)           (2,878)
                                            ----------         ---------
Total stockholders' equity                     (176)              (176)
                                            ----------         ---------
Total Liabilities and Stockholders' Equity  $ (176)           $ (176)
                                            =========          ========

                                         f1

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending March 31, 2001
                               and For the Period
                          Dec. 3,1999 to March 31, 2001

                                                             Dec. 3,
                                           Three Months      1999 (Date of
                                        Ending March 31,     Inception) to
                                               2001          Mar 31 2001
                                         ---------------     -----------


Revenue                                   $     -            $        -

Expenses:
     General and admin.                       2,878                 2,878
                                              ------              --------
        Total expenses                        2,878                 2,878
                                             ======                ======
Net (loss) income                         $  (2,878)               (2,878)
                                             ========             ========

Weighted average number of
  common shares outstanding                  1,001,050            1,001,050
                                            ==========           ===========
Net loss per share                              -                     -
                                             ==========          ===========

                                           f2

                                 Newsearch, Inc.
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending March 31, 2001
        and For the Period Dec. 3, 1999 (Inception) to March 31, 2001


                                                         Dec. 3,
                                                         1999 (Date of
                  Three Months Ending March 31,2001      Inception) to
                                                           March 31,
                                                              2001
                                         ----------      ------------
Cash flows from
operating activities
Net (loss) income                       $   (2,878)       $ (2,878)
Adjustments to reconcile net
income to net cash used
   by operating activities:             ------------      -----------


      Net cash used by
      operating activities                 (2,878)          (2,878)
                                          ---------        ---------
     Cash flows from investing activities    -                 -
                                           --------        ---------

     Cash flows from financing activities
       Issuance of common stock                -              1,702
                                           --------        ---------
       Additional paid-in capital              -              1,000
                                           --------        ---------

     Net cash provided by
       financing activities                    -              2,702
                                           --------        ---------
     Net (decrease) increase
      in cash                                  -              2,702
     Cash - beginning                         824               0
     Cash - ending                            824             2,702
                                           ========         ========
     Supplemental disclosures:
      Interest paid                     $      -               -
                                           =========       =========
      Income taxes paid                 $      -               -
                                           ===========     =========



                                        f3

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - History and organization of the company

The original Newsearch, Inc. existed under the laws of Colorado from June 21, 1984 until January 1, 1990 ('Old Newsearch'). During the period from December 12, 1984 through August, 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter "pink sheets". It was initially engaged in the restaurant business during a period from April 1985 to September 1986. In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fees.


Current Newsearch, Inc. ('New Newsearch' or the 'Company') was organized December 3, 1999 under the laws of the State of Colorado. As of the date of this filing, the Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

On December 31, 1999, the Company issued 1,001,050 shares of its $0.001 par value common stock to its directors for cash in the amount of $2,702.00. Of the total $2,702.00, $1,001.00 is considered common stock and $1701.00 is considered additional paid-in capital.

On June 28, 2000, a director donated cash in the amount of $1,000. The entire amount is considered additional paid-in capital.

On May 15, 2001, the Company authorized the issuance of 3,500,000 shares of common stock to Joey Smith, the Sole Director, President, Secretary/Treasurer, in exchange for his management seminar and consulting business.

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

On May 15, 2001, the Company authorized the issuance of 3,500,000 shares of common stock to Joey Smith, the Sole Director, President, Secretary/Treasurer, in exchange for his management seminar and consulting business.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.


Item 2. Management's Discussion and Analysis or Plan of Operation


This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the placing of equipment, future cash requirements, future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

The original Newsearch, Inc. existed under the laws of Colorado from June 21, 1984 until January 1, 1990 ('Old Newsearch'). During the period from December 12, 1984 through August, 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter "pink sheets". It was initially engaged in the restaurant business during a period from April 1985 to September 1986. In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fees.


Current Newsearch, Inc. ('New Newsearch' or the 'Company') was organized December 3, 1999 under the laws of the State of Colorado. As of the date of this filing, the Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

          The Company has elected to initiate the process of voluntarily becoming a reporting Company under the Securities Exchange Act of 1934 by filing a Form 10-SB registration statement. Following the effective date of this registration statement, the Company has complied with the periodical reporting requirements of the Securities Exchange Act of 1934.

PRINCIPAL PRODUCTS AND MARKETS

     Beginning May 2001, the Company will rely on the skills, talents, and assets of its President, Joey Smith, who is working part-time, to generate revenues for the Company. The principle service offered to clients will be management seminars and consulting.

     The company believes that it can satisfy a niche market for companies who want management seminars to be customized for their needs. Newsearch seminars will differ from average management seminars in that each seminar will be tailored to the attendees individuals strengths and weaknesses. For example, several weeks before attending the seminar, the future attendee will log on to an internet site and answer a questionnaire regarding his/her management style. His/Her employees, as well as any supervisors, will also answer the same questionnaire in relation to the attendee. Therefore, the instructor of the seminar will know the management perspective of the attendee, and will also know how his/her employees and employer react to this style, which will help in customizing the information presented.

-------------------------------------------------------------------
      Revenues for the three months ended March 31, 2000 were $0.

     The net income for the three months ended March 31, 2000 was $0. Operations in the new 'graphic design' business had not yet commenced.

Liquidity and Capital Resources
- -------------------------------
Cash as of March 31, 2001 was $824.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to find and retain new clients. The Company will rely on management's abilities in the consulting and seminar business.

    During the next twelve months, its cash requirements will be minimal. The Company has approximately $824 which it believes will not be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well as provide for costs associated with establishing its client base, advertising and purchase of equipment.

    If the Company does not succeed in obtaining limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Item                            Description
-------- - ----------------------------------------------------
NONE

(b) Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended March 31, 2001.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Newsearch, Inc.

June 19, 2001                  By: /s/ Joey Smith
                                   Joey Smith
                                   President