Form 10QSB
period 2001-06-30
NEWSEARCH INC
filed 2001-08-03
CIK 751406

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001



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

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.001 per share, as of June 31, 2001 was 1,001,050.

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

    The accompanying financial statements have been reviewed by management in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                                  Newsearch, Inc.

                                   Balance Sheet
                                       as of
                                  June 30, 2001
                               and December 31, 2000
                                        and
                                Statements of Income
                             for the Three Months Ending
                                  June 31, 2001
                    and the Period Dec. 3, 1999 (Inception)
                                  to June 30, 2001
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                   June 30, 2001
                    and for the period Dec 3, 1999 (Inception)
                                   to June 30, 2001









TABLE OF CONTENTS






                                                                Page

Balance Sheet.....................................................f1

Income Statement..................................................f2

Statement of Cash Flows...........................................f3

Notes to Financial Statements.....................................f4

                              Newsearch, Inc.
                       (a Development Stage Company)
                               Balance Sheet
                     June 30, 2001 and December 31, 2000

                                            (Unaudited)
                                             March 31,          December 31,
                                                2001                  2000
Assets

Current assets:
      Cash                                  $    310          $     824
         Total current assets                    310                824


Total Assets                                $    310            $   824
                                            =========          =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                    $       -          $       -
                                           ---------          ---------
        Total current liabilities                 -                  -
                                           ---------          ---------
Total Liabilities                                 -                  -
                                           ---------          ---------
Stockholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares
        authorized, no shares
        issued or outstanding                      0                  0
     Common stock; $0.001 par value; 100,000,000 shares
        authorized; 1,001,050 shares
        issued and outstanding                 1,001              1,001
     Additional paid-in capital                3,101              1,701
     Accumulated deficit prior
        to the development stage              (4,478 )           (2,878)
                                            ----------         ---------
Total stockholders' equity                    (376)              (176)
                                            ----------         ---------
Total Liabilities and Stockholders' Equity  $ (376)           $ (176)
                                            =========          ========

                                         f1

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending June 30, 2001
                               and For the Period
                          Dec. 3,1999 to June 30, 2001

                                                             Dec. 3,
                                           Three Months      1999 (Date of
                                        Ending June 30,     Inception) to
                                               2001          June 30 2001
                                         ---------------     -----------


Revenue                                   $     -            $        -

Expenses:
     General and admin.                       1,113                 3,991
                                              ------              --------
        Total expenses                        1,113                 3,991
                                             ======                ======
Net (loss) income                         $  (1,113)               (3,991)
                                             ========             ========

Weighted average number of
  common shares outstanding                  1,001,050            1,001,050
                                            ==========           ===========
Net loss per share                              -                     -
                                             ==========          ===========

                                           f2

                                 Newsearch, Inc.
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending June 30, 2001
        and For the Period Dec. 3, 1999 (Inception) to June 30, 2001


                                                         Dec. 3,
                                                         1999 (Date of
                  Three Months Ending March 31,2001      Inception) to
                                                           March 31,
                                                              2001
                                         ----------      ------------
Cash flows from
operating activities
Net (loss) income                       $   (3,991)       $ (3,991)
Adjustments to reconcile net
income to net cash used
   by operating activities:             ------------      -----------


      Net cash used by
      operating activities                 (1,113)          (3,991)
                                          ---------        ---------
     Cash flows from investing activities    -                 -
                                           --------        ---------

     Cash flows from financing activities
       Issuance of common stock                -              1,702
                                           --------        ---------
       Additional paid-in capital            1,400           2,400
                                           --------        ---------

     Net cash provided by
       financing activities                    -              2,702
                                           --------        ---------
     Net (decrease) increase
      in cash                                (514)              -
     Cash - beginning                         824               0
     Cash - ending                            310              310
                                           ========         ========
     Supplemental disclosures:
      Interest paid                     $      -               -
                                           =========       =========
      Income taxes paid                 $      -               -
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

On April 4, 2001, two shareholders donated cash in the amount of $700 each (totalling $1400). The entire amount is considered additional paid-in capital.

On May 15, 2001, the Company authorized the issuance of 3,500,000 shares of common stock to Joey Smith, the Sole Director, President, Secretary/Treasurer, in exchange for his management seminar and consulting business. The actual issuance of stock will take place next quarter.

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

On May 15, 2001, the Company authorized the issuance of 3,500,000 shares of common stock to Joey Smith, the Sole Director, President, Secretary/Treasurer, in exchange for his management seminar and consulting business. This transaction will officially take effect in August of 2001.

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

PRINCIPAL PRODUCTS AND MARKETS

     Since May 2001, the Company has relied on the skills, talents, and assets of its President, Joey Smith, who is working part-time, to generate revenues for the Company. The principle service offered to clients is management seminars and consulting.

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

-------------------------------------------------------------------
      Revenues for the three months ended June 30, 2001 were $0.

     The net income for the three months ended June 30, 2001 was $0. Operations in the new Seminar business had not yet commenced.

Liquidity and Capital Resources
- -------------------------------
Cash as of June 30, 2001 was approximately $310.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to find and retain new clients. The Company will rely on management's abilities in the consulting and seminar business.

    During the next twelve months, its cash requirements will be minimal. The Company has approximately $310 which it believes will not be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well as provide for costs associated with establishing its client base, advertising and purchase of equipment.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Item                            Description
-------- - ----------------------------------------------------
NONE

(b) Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended
       June 30, 2001.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Newsearch, Inc.

August 1, 2001                  By: /s/ Joey Smith
                                   Joey Smith
                                   President