Form 10QSB
period 2001-09-30
NEWSEARCH INC
filed 2002-01-14
CIK 751406

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001



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



                        7706 E. Napa Place, Denver, CO 80237
                   -------------------------------------------
                      (Address of principal executive offices)

Issuer's Telephone Number:      (303) 771-0064

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.001 per share, as of September 30, 2001 was 1,001,050.

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

    The accompanying financial statements have been reviewed by management in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                                  Newsearch, Inc.

                                   Balance Sheet
                                       as of
                                  September 30, 2001
                               and December 31, 2000
                                        and
                                Statements of Income
                             for the Three Months Ending
                                  September 30, 2001
                    and the Period Dec. 3, 1999 (Inception)
                                  to September 30, 2001
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                   September 30, 2001
                    and for the period Dec 3, 1999 (Inception)
                                   to September 30, 2001









TABLE OF CONTENTS






                                                                Page

Balance Sheet.....................................................f1

Income Statement..................................................f2

Statement of Cash Flows...........................................f3

Notes to Financial Statements.....................................f4

                              Newsearch, Inc.
                       (a Development Stage Company)
                               Balance Sheet
                     September 30, 2001 and December 31, 2000

                                            (Unaudited)
                                             September,          December 31,
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
                                            =========          ========

                                         f1

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending September 30, 2001
                               and For the Period
                          Dec. 3,1999 to September 30, 2001

                                                             Dec. 3,
                                           Three Months      1999 (Date of
                                        Ending September 30, Inception) to
                                               2001          September 30 2001
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
                                             ==========          ===========

                                           f2

                                 Newsearch, Inc.
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending September 30, 2001
        and For the Period Dec. 3, 1999 (Inception) to September 30, 2001


                                                         Dec. 3,
                                                         1999 (Date of
                  Three Months Ending September 30      Inception) to
                                            2001           March 31,
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

Note 6 - The Company has received a formal resignation letter from its current auditor, G. Brad Beckstead, CPA. There have been no disagreements with Mr. Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

-------------------------------------------------------------------
      Revenues for the three months ended September 30, 2001 were $0.

     The net income for the three months ended September 30, 2001 was $0. Operations in the new Seminar business had not yet commenced.

Liquidity and Capital Resources
- -------------------------------
Cash as of September 30, 2001 was approximately $310.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Item                            Description
-------- - ----------------------------------------------------
NONE

(b) Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended September 30, 2001.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Newsearch, Inc.

December 3, 2001                  By: /s/ Joey Smith
                                   Joey Smith
                                   President