Form 10KSB
period 2001-12-31
NEWSEARCH INC
filed 2002-04-11
CIK 751406

UNITED STATES
             U.S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
                            FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

Commission file number: 0-25511


                          NEWSEARCH, INC.
       -----------------------------------------------------
          (Name of Small Business Issuer in its charter)


      Colorado                              84-1522846
      ----------                          -------------
(State or other jurisdiction of           (I.R.S. employer
incorporation or organization)             identification
                                           number)


7706 East Napa Place, Denver, CO 80237
- ----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Issuer's Telephone Number:      (303)771-0064

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

 None. The stock is not currently listed or trading in the OTC market or on any Exchange, consequently, there has been has been no bid/ask price within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 2001 the Company has issued and outstanding 1,001,050 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]



                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

          Newsearch, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on December 3, 1999. The Company was formed as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, and as the successor to a previous public trading corporation which was also named Newsearch, Inc. ("Old Newsearch").

          Old Newsearch existed under the laws of the State of Colorado from
June 21, 1984 until January 1, 1990, and during the period from December
12,
1984 through August 1988, the company was listed in Moody's Investors
Service
and its shares traded publicly in the over-the-counter market (Pink
Sheets)..
It was initially engaged in the restaurant business during a period from
April
1985 to September 1986 when it owned and operated "Godfathers Pizza
Company".
In 1986, its  restaurant business activities were terminated, and between
1986
and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. Finally, in 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fee. At that point in time, Newsearch, Inc. became a partnership with the prior shareholders maintaining a proportionate interst in the partnership relative to the shsres owned in Newsearch, Inc. and continued activities to find an other operating entity.

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

          The Company has generally been inactive since inception. . Its only activities have been organizational ones, directed at developing its business plan, conducting a limited search for business opportunities, and previous efforts directed at completing a voluntary registration pursuant of Section 12(g) of the Securities Exchange Act of 1934. The Company has one full-time employees, its president and owns no real estate.

          The Company elected to initiate the process of voluntarily becoming a reporting Company under the Securities Exchange Act of 1934 by filing a Form 10-SB registration statement. Following the effective date of this registration statement, April 12, 2000, the Company has complied with the periodical reporting requirements of the Securities Exchange Act of 1934.


   Beginning in January 2001,the Company had elected to terminate its search for a merger candidate or business acquisition, and focus on generating revenues in-house as a computer graphics design company . The business plan adopted for implementation during the first nine months of the 2001 was dependent on the efforts of the President and was unsuccessful. Consequently,
The Company will continue its status as that of a 'blind pool' or 'blank check' company..


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

          It is anticipated that the Company's officers and directors will contact broker- dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have a general interest in considering a merger or acquisition with a blind pool or blank check entity. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition which does occur will be on terms that are favorable to the Company or its current stockholders.

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

Investigation and Selection of Business Opportunities

          To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital, and the like.

          It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

          Certain types of business combination or business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event that a proposed transaction is structured in such a fashion that shareholder approval is not required, holders of the Company's securities (other than principal shareholders holding a controlling interest) should not anticipate that they will be consulted or that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the shareholders.

          In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior shareholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company shareholders prior to holding a shareholders meeting for purposes of voting on the proposal. Minority shareholders who do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of shareholders, to exercise statutory dissenters rights and elect to be paid the fair value of their shares.

          The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See "Management"). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

          Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

          (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

          (2) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

          (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission (See "Risk Factors - The Company - Regulation of Penny Stocks").

          (4) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

          (5) The extent to which the business opportunity can be advanced;

          (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

          (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

          (8) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

          (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

          No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

          The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

          Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods;
a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

          As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

          It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

          Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the
Company to be an attractive alternative.

Form of Acquisition

          It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The
Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

          It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest
(i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

          It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

          The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

          As a general matter, the Company anticipates that it, and/or its principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

          It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

          The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

          The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Competition

          The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reason. The Company also will experience competition from other public "blind pool" companies, some of which may also have funds available for use by an acquisition candidate.

Administrative Offices

          The Company currently maintains a mailing address at 7706 East
Napa
Place, Denver, CO 80237 which is the office address of its President. The Company's telephone number there is (303) 771-0064 Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.



Employees

          The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.


Results of Operations

          During the period from December 3, 1999 (inception) through December 31, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

          For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration and compliance with reporting obligations under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

          The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of completing its registration and complying with its continuing reporting obligations under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

          No commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

          Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."


ITEM 2.  DESCRIPTION OF PROPERTY

     The company currently has no property of its own, but utilizes rent-free the office of its President at 7706 East Napa Place, Denver, CO 80237.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened in the last quarter of 2001. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any matters to submit for a shareholders vote in the last quarter of 2001.



..                            PART II

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


     The Company has not issued any new securities during the last quarter of
2001.

STOCKHOLDERS

     The Company's transfer agent, Computershare, confirms that, as of December 31, 2001, there are approximately 143 shareholders of record for the
Company.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company currently operates at 7706 East Napa Place, Denver, CO
80237.
The Company's principal business is as a blank check company searching for a merger or acquisition partner or as a purchaser of assets.

Results of Operations for the Period Ending December 31, 2001

     From December 3, 1999 (date of inception) to December 31, 2001, the Company generated no revenues. The Company has not commence business operations.

     The following is a discussion of the results of operations for the year ended December 31, 2001.

     Total revenues for the year ended December 31, 2001 were $0. The company
has been seeking to merge with or acquire an operating business. This search
has been unsuccessful to this date.
..
     Total costs and expenses were $2,354. This was for the professional fees related to the preparation and filing of the Company's Form 10-KSB and other periodic filings.

     The net income for the year ended December 31, 2001 was $(2,354) and was associated with the expenditure in professional fees related to the preparation and filing of the Company's Form 10-KSB, quarterly reports and general expenses.

Liquidity and Capital Resources

     Cash as of December 31, 2001 was $319.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to find and acquire an operating company or acquire assets in which to commence as an operating business.. The Company will rely on management's abilities and years of experience to accomplish its objectives.

    During the next twelve months, its cash requirements will be minimal.
The
Company has approximately $319 which it believes will not be sufficient to provide for the cash requirements for day to day operations in the next twelve months, as well as provide for costs associated with searching for a viable operating entity.

    If the Company does not succeed in seeing limited revenues, or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in searching, evaluating and finding potential acquisition companies and may not have estimated its financial needs correctly. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing.
The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS
AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


ITEM 7.  FINANCIAL STATEMENTS

                             CONTENTS


                                                          Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

F-1

BALANCE SHEET

                                     F-2

STATEMENTS OF OPERATIONS

                      F-3

STATEMENTS OF CASH FLOWS

                      F-4

NOTES TO FINANCIAL STATEMENTS

        F-5 TO F-6


                      Comiskey  Professional Corporation
                           & Company
             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Newsearch, Inc.


We have audited the accompanying balance sheet of Newsearch, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders equity (deficit), and cash flows for each of the years ended December 31, 2001, and for the year ended December 31, 2001 as contained in the period from inception (December 3, 1999) to December 31, 2001. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newsearch, Inc. as of December 31,
2001, and the results of its operations and cash flows for each of the year ended
December 31, 2001, and for the year ended December 31, 2001 as contained in the period from inception (December 3, 1999) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 25, 2002

/s/ Comiskey & Company


            PROFESSIONAL  CORPORATI0N


            Certified Public Accountants & Consultants
        789 Sherman Street   Suite 440   Denver, CO 80203
(303) 830-2255   Fax (303) 830-0876 info@comiskey.com   www.comiskey.com


F-1



                         Newsearch, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET
                        December 31, 2001



  ASSETS

CURRENT ASSETS
   Cash and cash equivalents

                                              $              319



 Total current assets

                                                         319
 TOTAL ASSETS

                                           $              319




 LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable

                                                   $          1,149

   Total current liabilities

                                               $          1,149

STOCKHOLDERS  EQUITY (DEFICIT)
   Preferred stock. $0.001 par value; 50,000,000 shares
       authorized; no shares issued and outstanding
   Common stock,$0.001 par value; 100,000,000 shares authorized; 1,001,050 shares issued and outstanding

                                                                   1,001
   Additional paid-in capital
                                                     3,401
   Deficit accumulated during the development stage

                     (5,232)


 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY

           $             319









The accompanying notes are an integral part of the financial statements.



     F-2

                         Newsearch, Inc.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS







 For the period


 from inception

(December 3, 1999             For the year ended


to December 31,                    December 31,


    2001                         2001                 2000


 REVENUES                                                            $

       -              $               -             $              -

 EXPENSES
   General and Administrative

             5,232                          2,354                  2,878


 Total expenses

        5,232                           2,354                  2,878


 NET LOSS

    (5,232)                         (2,354)                (2,878)

 Accumulated deficit

 Balance, beginning of period Balance
-
                          (2,878)                       -
 Balance, end of period                                           $
 (3,232)              $        (5,232)           $     (2,878)

  NET LOSS PER SHARE                                   $        (NIL)

  $         (NIL)          $     (NIL)


  WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
  OUTSTANDING
  1,001,050                    1001,050                1,001,050



The accompanying notes are an integral part of the financial statements.
                               F-3

                         Newsearch, Inc.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS






                   For the period


           from inception


          (December 3, 1999)           For the year  ended

                                                                        to
December 31,                     December 31,


                  2001                          2001           2000

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss

                     $       (5,232)              $     (2,354)   $
 (2,878)
 Adjustments to reconcile net loss to net cash
       flows from operating activities:
   Account s payable

                    1,149                        1,149               -


     Net cash flows from operating activities

       (4,083)            (1,205)          (2,878)


 CASH FLOWS FROM INVESTING ACTIVITIES                                -

                         -                  -

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of capital stock

                      3,702                            -
   3.702
   Donated Capital

                           700                            700
-



     Net cash flows from financing activities

        4,402                            700              -


 NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS

      319                          (505)          (2,878)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              -
   824             3,702

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD

           $         319                   $       319       $      824



\The accompanying notes are an integral part of the financial statements.
                               F-4

 Newsearch, Inc.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2001


   1.   Summary of Significant  Accounting Policies
    Development Stage Company
   Newsearch, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on December 3,
1999.
   The principal office of the corporation is 7706 East Napa Place, Denver, Colorado 80237.

   The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. The company is
   considered as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, as a successor to a previous company, which was also named Newsearch, Inc. ("Old
Newsearch").
   The company is authorized to issue 100,000,000 shares of $.0O1 par value stock and 50,000,000 shares of $.001 par value preferred stock.

   Old Newsearch existed under the laws of Colorado from June 21, 1984 until
   January 1, 1990, and during the period from December 12, 1984 through
August
   1988, it was listed in Moody s Investors Services and its shares traded publicly in the over-the-counter "pink sheets". It was initially engaged in
   the restaurant business during a period from April 1, 1985 to September 1986. In 1986, its restaurant activities were terminated, and between
1986
   and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of
State
   for failure to file its biannual report and pay the related fees.

   On December 3, 1999, the Board of Directors authorized and issued 301
,050
   shares of the company s common stock on exchange for the partnership interests of all the partners in the Newsearch Partnership, which was
Old
   Newsearch. A distribution of these shares was made to the shareholders of
   Old Newsearch on a pro rate basis of one share of common stock for each one
   hundred shares of common stock of Newsearch owned of record by the Old Newsearch shareholders prior to Old Newsearch s termination. In
Addition,
   on December 2nd 1999, the Board of Directors authorized and issued
700,000
   restricted shares to the two officers and directors and two advisors, for cash in the amount of $2,702. Of the total $2,702, $1,001 is considered common stock and $1,701 is considered additional paid-in-capital.

   On June 28, 2000, a director donated cash in the amount of $1,000 and on April 3, 2001 a director donated $700 in cash. The entire amount is considered additional paid-in-capital.

   Accounting Method
   The Company records 1ncome and expenses on the accrual method.

   Loss per Share
   Loss per share was computed using the weighted average number of shares of common stock outstanding during the period.

   Organization Costs
   Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period but have been written off pursuant to SOP
98-5.


                              F-5


                        Newsearch, Inc.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                       December 31, 2001



   1. Summary of Significant Accountanting Policies (continued) Financial Instruments
   Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held
   for trading purposes) approximate the carrying values of such amounts.

   Statements of Cash Flows
   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Use of Estimates
   The preparation of the Company s financial statements in conformity with generally accepted accounting principles requires the Company s management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

   2.   Stockholders  Equity
   As of December 31, 2001, 1,001,050 shares of the Company s $.001 par value common stock were issued and outstanding.

   3.   Going Concern
   The Company s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has not commenced its
   planned principle operations. Without realization of additional capital, it would be unlikely for the company to continue as a going concern.

   4.   Related Party Transactions
   The company does not lease or rent any property. Office services are provided without charge by the director. Such costs are immaterial to the
   financial statements and, accordingly, have not been reflected therein. The officers and directors of the company are involved in other business opportunities. If a specific business opportunity becomes available, such
   persons may face a conflict in selecting between the Company and their other business interests. The Company had not formulated a policy for the
   resolution of such conflicts.









                              F-6

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
DISCLOSURE

On November 21, 2001, Newsearch,Inc. received notice from its independent accountants, C. Brad Beckstead, of his resignation from engagement as the companies independent public accountant.

In connection with the audits of the two fiscal years ending December 31,
1999
and December 31, 2000, and the interim period preceding the resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. The accountants report on the financial statements for either of the past two years did not contain an adverse opinion, disclaimer of opinion and were not qualified or modified as to uncertainty of audit scope or accounting principles.



                               PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                               Age                Position

Irwin Krushansky                    69            President/Sole Director
7706 East Napa Place
Denver, Colorado 80237


Irwin Krushansky, age 69, became the President and Sole Director of the company on December 3, 2001. Mr.Krushansky graduated from the University of Denver in
1960 with a BSBA. His major was accounting and he went on to work for several national and local CPA firms. During a period from 1963 to 1972 he held positions as National Manager of Branches for the Joseph Schlitz Brewing Company, Western
Regional Director for Both the Pabst Brewing Company and Canada Dry
Corporation.
Since 1972, Mr. Krushansky has owned and operated and bought and sold more than
20 different types of companies and is experience in many phases of the food industry, oil and gas development, business brokerage, real estate and new company start ups.











ITEM 10, EXECUTIVE COMPENSATION

Name and Principal
All other
Position                      Year                         Compensation

Joey Smith                       2001                               0
Rhett Nielson              2001                                0
Irwin Krushansky         2001                             0

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

 COMPENSATION OF DIRECTORS

The Company pays no fees to members of the Company s Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors. Currently there is only one Director as required by Colorado law.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or changes in control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Also included are the shares held by all executive officers and directors as a group.









                                                                 % of

                                  Number of Shares                Class
Name and address                  Owned Beneficially              Owned

Rhett Nielson                      150,000                  15.0
528 Chelsea Drive
Henderson, Nevada 89014

Joey Smith                             150,000                   15.0
914 Derringer
Henderson, Nevada 89014

Irwin Krushansky                      200,000                       20.0
7706 E. Napa Place
Denver, Colorado 80237

Max C. Tanner                    200,000                       20.0
2950 E. Flamingo Road
Suite C
Las Vegas, Nevada 89121

All directors and executive        150,000                     15.0
officers (2 persons) An Officer
and Director of the Company.

These shares are restricted.

These shares are control stock for which the resale is limited under Rule
144(e)
to 1% of the shares outstanding every 90 days.

CHANGES IN CONTROL

The Company has no arrangements which might result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a part in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company s outstanding securities is involved.

The Company has no promoters other than its President, Irwin Krushansky. There have been no transactions which have benefitted or will benefit Mr. Krushansky either directly or indirectly.







ITEM 13.   EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits

3.1   Articles of Incorporation of Newsearch, Inc. incorporated by reference to
Form 1OSB filed on April 12, 2000......................................
1

3.2  By-Laws of Newsearch, Inc. incorporated by reference from Form 1OSB filed
on April 12, 2000......................................................
1

1 - Incorporated by reference to another registration statement, report, or document


(b)   Reports on Form 8-K

During the last quarter of 2001, there was one (1) Form 8-K filed.

   (1) Form 8-K Resignation of Certifying Accountant was filed on December 12, 2001.

                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Newsearch Inc.
                      (Registrant)
Date: March 31, 2002

 By:  /s/ Irwin Krushansky
Irwin Krushansky
President and Chief Executive
Officer