Form 10QSB
period 2002-03-31
NEWSEARCH INC
filed 2002-05-23
CIK 751406

United States
                       U. S. Securities and Exchange Commission
                                 Washington, D.C.  20549


                                        Form 10-QSB



               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2002



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



                          7706 E. Napa Place, Denver, Colorado 80237
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

  Yes [x]  No [ ]


  The number of shares outstanding of the issuer's common stock par value $.01 per share, as of March 31, 2002 was 800,250.

  Transitional Small Business Disclosure Format (check one):

  Yes [ ]   No [x]





  ITEM 1 - FINANCIAL INFORMATION

  PART 1. Financial Statements

  The unaudited condensed financial statements presented herein have been prepared by Newsearch, Inc., a Colorado Corporation (the 'Company') in accordance with the instructions to Form 10-QSB and include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2001 included in the Company's Form 10KSB filed with the SEC.

      The accompanying financial statements have not been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002


                                    Newsearch, Inc.

                                     Balance Sheet
                                         as of
                                    March 31, 2002
                                 and December 31, 2001
                                          and
                                  Statements of Income
                               for the Three Months Ending
                                    March 31, 2002
                      and the Period Dec. 3, 1999 (Inception)
                                    to March 31, 2002
                                            and
                                Statements of Cash Flows
                               for the Three Months Ending
                                     March 31, 2002
                      and for the period Dec 3, 1999 (Inception)
                                     to March 31, 2002















                               TABLE OF CONTENTS






                                                                  Page

  Balance Sheet.....................................................F-1

  Income Statement..................................................F-2

  Statement of Cash Flows...........................................F-3

  Notes to Financial Statements.....................................F-4

                                Newsearch, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                       March 31, 2002 and December 31, 2001

                                              (Unaudited)         (Audited)

                                               March 31,          December
  31,
                                                  2002               2001
  Assets

  Current assets:
        Cash                                  $    145          $     319
           Total current assets                    145                319


  Total Assets                                $    145            $   319
                                              =========          =========

  Liabilities and Stockholders' Equity

  Current liabilities:
        Accounts payable                    $       -          $    1,149
                                             ---------          ---------
          Total current liabilities                 -              1,149
                                             ---------          ---------
  Total Liabilities                                 -              1,149
                                             ---------          ---------
  Stockholders' Equity:
       Preferred stock; $0.001 par value; 5,000,000 shares
          authorized, no shares
          issued or outstanding                      0                  0
       Common stock; $0.001 par value; 100,000,000 shares
          authorized; 800,250 shares
          issued and outstanding                 1,001              1,001
       Additional paid-in capital                4,651              3,401
       Accumulated deficit during
          the development stage                 (5,507)            (5,232)
                                              ----------         ---------
  Total stockholders' equity                       145                319
                                              ----------         ---------
  Total Liabilities and Stockholders' Equity  $    145            $   319
                                              =========          ========

                                   Newsearch, Inc.
                            (a Development Stage Company)
                                     (Unaudited)
                                  Income Statement
                    For the Three Months Ending March 31, 2002
                                 and For the Period
                            Dec. 3,1999 to March 31, 2002

                                                               Dec. 3,
                                             Three Months      1999 (Date of
                                          Ending March 31,     Inception) to
                                                 2002          Mar 31 2002
                                           ---------------     -----------


  Revenue                                   $     -            $        -

  Expenses:
       General and admin.                         275                 5,507
                                                ------              --------
          Total expenses                          275                 5,507
                                               ======                ======
  Net (loss) income                          $  ( 275)               (5,507)
                                               ========             ========

  Weighted average number of
    common shares outstanding                   800,250              800,250
                                              ==========          ===========
  Net loss per share                              -                     -
                                               ==========         ===========

                                   Newsearch, Inc.
                             (a Development Stage Company)
                                      (Unaudited)
                                Statement of Cash Flows
                   For the Three Months Ending March 31, 2002
          and For the Period Dec. 3, 1999 (Inception) to March 31, 2002


                                        Three Months       Dec. 3,
                                        Ending             1999 (Date of
                                        March 31,2002      Inception) to
                                                             March 31,
                                                                2002
                                           ----------      ------------
  Cash flows from
  operating activities
  Net (loss) income                       $     (275)       $ (5,507)
  Adjustments to reconcile net
  income to net cash used
     by operating activities:             ------------      -----------


        Net cash used by
        operating activities                   (275)          (5,507)
                                            ---------        ---------
       Cash flows from investing activities    -                 -
                                             --------        ---------

       Cash flows from financing activities
         Issuance of common stock                -              1,001
                                             --------        ---------
         Additional paid-in capital              -              3,401
                                             --------        ---------

       Net cash provided by
         financing activities                  1,250            5,651
                                             --------        ---------
       Net (decrease) increase
        in cash                                  -              2,702
       Cash - beginning                         319                 0
       Cash - ending                            145               145
                                             ========         ========
       Supplemental disclosures:
        Interest paid                     $      -               -
                                             =========       =========
        Income taxes paid                 $      -               -
                                             ===========     =========

                                                           Newsearch, Inc.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 2002

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

    On June 28, 2000, a director donated cash in the amount of $1,000 and on April 3, 2001 a director donated
    $700 in cash and on March 6, 2002 a director donated an additional $1,200 in cash. The entire amount is considered additional paid-in-capital.

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

     2.   Stockholders  Equity
    As of March 31, 2002, 800,250 shares of the Company s $.001 par value common stock were issued and outstanding.

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

  GENERAL

  The original Newsearch, Inc. existed under the laws of Colorado from June 21,1984 until January 1, 1990 ('Old Newsearch'). During the period from December 12, 1984 through August, 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter "pink sheets". It was initially engaged in the restaurant business during a period from April 1985 to September 1986. In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fees.

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

            Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with a change in control or acquisition of a business opportunity (See "Form of Acquisition," below). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

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

            The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

 Results of Operations

           During the period from December 3, 1999 (inception) through
 March, 31,2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

 Need for Additional Financing

           The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of completing and complying with its continuing reporting obligations under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

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

           Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services.

     Revenues for the three months ended March 31, 2002 were $0.

     The net income for the three months ended March 31, 2002 was $0.

 Liquidity and Capital Resources
 - - -------------------------------
 Cash as of March 31, 2001 was $ 145


 PART II - OTHER INFORMATION

 Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable

 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 Item                            Description
 - -------- - ----------------------------------------------------
 NONE


 (b) Reports on Form 8-K

  No Reports on Form 8-K have been filed for the quarter ended
  March 31, 2002.









 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Newsearch, Inc.

 April 30, 2002                 By: /s/ Irwin Krushansky
                                    Irwin Krushansky
                                    President
 <