Form 10QSB
period 2002-06-30
NEWSEARCH INC
filed 2002-08-13
CIK 751406

United States
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



Commission File number 000-30303


                                 Newsearch, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                            841522846
  ------------------------------                          ---------------------
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

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.01 per share, as of June 30, 2002 was 800,250.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [x]

ITEM 1 - FINANCIAL INFORMATION

PART 1. Financial Statements

The unaudited condensed financial statements presented herein have been prepared by Newsearch, Inc., a Colorado Corporation (the "Company") in accordance with the instructions to Form 10-QSB and include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2001 included in the Company's Form 10KSB filed with the SEC.

    The accompanying financial statements have not been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002


                                 Newsearch, Inc.

                                  Balance Sheet
                                      as of
                                  June 30, 2002
                              and December 31, 2001
                                       and
                                Statements of Income
                            for the Six Months Ending
                                  June 30, 2002
                    and the Period Dec. 3, 1999 (Inception)
                                  to June 30, 2002
                                          and
                              Statements of Cash Flows
                            for the Six Months Ending
                                   June 30, 2002
                    and for the period Dec 3, 1999 (Inception)
                                   to June 30, 2002

                                TABLE OF CONTENTS
                                -----------------



                                                                         Page
                                                                         ----

Balance Sheet.....................................................        F-1

Income Statement..................................................        F-2

Statement of Cash Flows...........................................        F-3

Notes to Financial Statements.....................................       F-4 F-5

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                     June 30, 2002 and December 31, 2001

                                                       (Unaudited)    (Audited)

                                                          June 30,  December 31,
                                                            2002         2001
Assets

Current assets:
      Cash                                                $    20       $   319
         Total current assets                                  20           319


Total Assets                                              $    20       $   319
                                                          =======       =======

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                    $  --         $ 1,149
                                                          -------       -------
        Total current liabilities                            --           1,149
                                                          -------       -------
Total Liabilities                                            --           1,149
                                                          -------       -------
Stockholders' Equity:
     Preferred stock; $0.001 par value;
        5,000,000 shares
        authorized, no shares
        issued or outstanding                                   0             0
     Common stock; $0.001 par value;
        100,000,000 shares
        authorized; 800,250 shares
        issued and outstanding                              1,001         1,001
     Additional paid-in capital                             6,121         3,401
     Accumulated deficit during
        the development stage                              (7,102)       (5,232)
                                                          -------       -------
Total stockholders' equity                                     20           319
                                                          -------       -------
Total Liabilities and Stockholders' Equity                $    20       $   319
                                                          =======       =======

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Six Months Ending June 30, 2002
                               and For the Period
                          Dec. 3,1999 to June 30, 2002

                                                                      Dec. 3,
                                                 Six Months        1999 (Date of
                                               Ending June 30,     Inception) to
                                                    2002           June 30, 2002
                                               ---------------     -------------


Revenue                                            $    --            $    --

Expenses:
     General and admin                                 1,870              7,377
                                                   ---------          ---------
        Total expenses                                 1,870              7,377
                                                   =========          =========
Net (loss) income                                  $  (1,870)            (7,377)
                                                   =========          =========

Weighted average number of
  common shares outstanding                          800,250            800,250
                                                   =========          =========
Net loss per share                                      --                 --
                                                   =========          =========

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                              Statement of Cash Flows
                 For the Six Months Ending June 30, 2002
        and For the Period Dec.3,1999 (Inception) to June 30, 2002


                                                                      Dec. 3,
                                                    Six Months     1999 (Date of
                                                      Ending       Inception) to
                                                   June 30,2002    June 30, 2002
                                                   ------------    -------------
Cash flows from
operating activities
Net (loss) income                                         $(1,870)      $(7,377)
Adjustments to reconcile net
income to net cash used
   by operating activities:                                  --            --


      Net cash used by
      operating activities                                 (1,870)       (7,377)
                                                          -------       -------
     Cash flows from investing activities                    --            --
                                                          -------       -------

     Cash flows from financing activities
       Issuance of common stock                              --           1,001
                                                          -------       -------
       Additional paid-in capital                            --           3,401
                                                          -------       -------

     Net cash provided by
       financing activities                                 2,720         7,122
                                                          -------       -------
     Net (decrease) increase
      in cash                                                 850          (255)
     Cash - beginning                                         319             0
     Cash - ending                                             20            20
                                                          =======       =======
     Supplemental disclosures:
      Interest paid                                       $  --            --
                                                          =======       =======
      Income taxes paid                                   $  --            --
                                                          =======       =======

                                 Newsearch, Inc.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2002


1.  Summary of Significant Accounting Policies
    ------------------------------------------

     Development Stage Company
     Newsearch, Inc. (a development stage company) (the Company) was incorporated under the laws of the State of Colorado on December 3, 1999. The principal office of the corporation is 7706 East Napa Place, Denver, Colorado 80237.

     The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. The company is considered as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, as a successor to a previous company, which was also named Newsearch, Inc. (Old Newsearch). The company is authorized to issue 100,000,000 shares of $.001 par value stock and 50,000,000 shares of $.001 par value preferred stock.

     Old Newsearch existed under the laws of Colorado from June 21, 1984 until January 1, 1990, and during the period from December 12, 1984 through August 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter (pink sheets). It was initially engaged in the restaurant business during a period from April 1, 1985 to September 1986. In 1986, its restaurant activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its biannual report and pay the related fees.

     On December 3, 1999, the Board of Directors authorized and issued 301 ,050 shares of the company's common stock on exchange for the partnership interests of all the partners in the Newsearch Partnership, which was Old Newsearch. A distribution of these shares was made to the shareholders of Old Newsearch on a pro rate basis of one share of common stock for each one hundred shares of common stock of Newsearch owned of record by the Old Newsearch shareholders prior to Old Newsearch's termination. In Addition, on December 2nd 1999, the Board of Directors authorized and issued 700,000 restricted shares to the two officers and directors and two advisors, for cash in the amount of $2,702. Of the total $2,702, $1,001 is considered common stock and $1,701 is considered additional paid-in-capital.

     On June 28, 2000, a director donated cash in the amount of $1,000 and on April 3, 2001 a director donated $700 in cash and on March 6, 2002 a director donated an additional $1,200 in cash. On May 3, 2002, a Director donated $1,470. The entire amount is considered additional paid-in-capital.

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

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2. Stockholders' Equity
   --------------------

     As of June 30, 2002, 800,250 shares of the Company's $.001 par value common stock were issued and outstanding.

3.Going Concern
  -------------

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

4.Related Party Transactions
  ---------------------------

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

Results of Operations

     During the period from December 3, 1999 (inception) through June 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Revenues for the six months ended June 30, 2002 were $0. The net loss for the six months ended June 30, 2002 was $(1,870)

Liquidity and Capital Resources
-------------------------------

Cash as of June 30, 2002 was $ 20

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable

Item 6. Exhibits and Reports on Form 8-K - None

(a) Exhibits

Item                            Description
----------------------------------------------------
NONE


(b) Reports on Form 8-K

No Reports on Form 8-K have been filed for the quarter ended June 30, 2002.


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Newsearch, Inc.


August 12, 2002                          By:   /s/ Irwin Krushansky
                                               ---------------------------------
                                                   Irwin Krushansky
                                                   President