Form 10QSB
period 2002-09-30
NEWSEARCH INC
filed 2002-10-21
CIK 751406

United States
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



Commission File number 000-30303


                                 Newsearch, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Colorado                                 841522846
 -------------------------------         --------------------------------
 (State or other jurisdiction of         (I.R.S. employer identification
  incorporation or organization)          number)



                   7706 E. Napa Place, Denver, Colorado 80237
                   ------------------------------------------
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

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.001 per share, as of September 30, 2002 was 450,250.

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

     The accompanying financial statements have not been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002


                                  Newsearch, Inc.

                                   Balance Sheet
                                       as of
                                  September 30, 2002
                               and December 31, 2001
                                        and
                                Statements of Income
                             for the Nine Months Ending
                                  September 30, 2002
                    and the Period Dec. 3, 1999 (Inception)
                                  to September 30, 2002
                                          and
                              Statements of Cash Flows
                             for the Nine Months Ending
                                   September 30, 2002
                    and for the period Dec 3, 1999 (Inception)
                                   to September 30, 2002

                               TABLE OF CONTENTS






                                                                        Page

Balance Sheet.....................................................     F-1

Income Statement..................................................     F-2

Statement of Cash Flows...........................................     F-3

Notes to Financial Statements.....................................     F-4 F-5

                                 Newsearch, Inc.
                          (a Development Stage Company)
                               Balance Sheet
                     September 30, 2002 and December 31, 2001

                                                   (Unaudited)      (Audited)

                                                   September 30,   December 31,
                                                       2002            2001
Assets

Current assets:
      Cash                                            $     31      $    319
         Total current assets                               31           319


Total Assets                                          $     31      $    319
                                                      ========      ========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $   --        $  1,149
                                                      --------      --------
        Total current liabilities                         --           1,149
                                                      --------      --------
Loan Payable Officer                                    25,750

Total Liabilities                                       25,750         1,149
                                                      --------      --------
Stockholders' Equity:
 Preferred stock; $0.001 par value;
 5,000,000 shares authorized, no shares
 issued or outstanding                                       0             0
 Common stock; $0.001 par value;
 100,000,000 shares
 authorized; 450,250 shares
 issued and outstanding                                  1,001         1,001
     Additional paid-in capital                          6,361         3,401
     Accumulated deficit during
        the development stage                          (33,081)       (5,232)
                                                      --------      --------
Total stockholders' equity                                  31           319
                                                      --------      --------
Total Liabilities and Stockholders' Equity            $     31      $    319
                                                      ========      ========

                               Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Nine Months Ending September 30, 2002
                               and For the Period
                          Dec. 3,1999 to September 30, 2002

                                                                Dec. 3, 1999
                                           Nine Months            (Date of
                                        Ending September 30,    Inception) to
                                               2002          September 30, 2002
                                         ---------------     ------------------


Revenue                                       $    --            $    --

Expenses:
     General and admin                           33,081             40,458
                                              ---------          ---------
        Total expenses                           33,081             40,458
                                              =========          =========
Net (loss) income                             $ (33,081)           (40,458)
                                              =========          =========

Weighted average number of
  common shares outstanding                     450,250            450,250
                                              =========          =========
Net loss per share                                 --                 --
                                              =========          =========

                                 Newsearch, Inc.
                          (a Development Stage Company)
                                   (Unaudited)
                             Statement of Cash Flows
                  For the Nine Months Ending September 30, 2002
        and For the Period Dec.3, 1999 (Inception) to September 30, 2002


                                                               Dec. 3, 1999
                                                 Nine Months     (Date of
                                                   Ending       Inception) to
                                                September 30,   September 30,
                                                    2002           2002
                                                -------------   --------------
Cash flows from
operating activities
Net (loss) income                                 $(33,081)      $(40,458)
Adjustments to reconcile net
income to net cash used
   by operating activities:                           --             --


     Net cash used by
      operating activities                         (33,081)       (40,458)
                                                  --------       --------
     Cash flows from investing activities             --             --
                                                  --------       --------

     Cash flows from financing activities
       Issuance of common stock                       --            1,001
                                                  --------       --------
     Additional paid-in capital                      3,660          7,061
                                                  --------       --------

     Net cash provided by
       financing activities                         28,470         32,872
                                                  --------       --------
     Net (decrease) increase
      in cash                                         (951)          (476)
     Cash - beginning                                   20              0
     Cash - ending                                      31             20
                                                  ========       ========
     Supplemental disclosures:
      Interest paid                               $   --             --
                                                  ========       ========
      Income taxes paid                           $   --             --
                                                  ========       ========

                                 Newsearch, Inc.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2002


1. Summary of Significant Accounting Policies
   ------------------------------------------

Development Stage Company
-------------------------

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

Old Newsearch existed under the laws of Colorado from September 21, 1984 until January 1, 1990, and during the period from December 12, 1984 through August 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter (pink sheets). It was initially engaged in the restaurant business during a period from April 1, 1985 to September 1986. In 1986, its restaurant activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its biannual report and pay the related fees.

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

On June 28, 2000, a director donated cash in the amount of $1,000 and on April 3, 2001 a director donated $700 in cash and on March 6, 2002 a director donated an additional $1,200 in cash. On May 3, 2002, a director donated $1,470 and on August 12, 2002 a director paid in $240. The entire amount is considered additional paid-in-capital.

Accounting Method
-----------------

The Company records 1ncome and expenses on the accrual method.

Loss per Share
--------------

Loss per share was computed using the weighted average number of shares of common stock outstanding during the period.

Organization Costs
------------------

Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period but have been written off pursuant to SOP 98-5.

Financial Instruments
---------------------

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Stockholders' Equity
------------------------

As of September 30, 2002, 450,250 shares of the Company's $.001 par value common stock were issued and outstanding.

3.  Going Concern
-----------------

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

4.  Related Party Transactions
------------------------------

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

5.  Reorganization Agreement
----------------------------

On August 20, 2002, the company signed a reorganization agreement with Panache, Inc., a Colorado corporation, which operates as a wholesale ladies apparel store. As of this date, a closing has not occurred but there is no reason to believe that the closing will not occur within the next month.

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

GENERAL

The original Newsearch, Inc. existed under the laws of Colorado from September 21,1984 until January 1, 1990 ('Old Newsearch'). During the period from December 12, 1984 through August, 1988, it was listed in Moody's Investors Services and its shares traded publicly in the over-the-counter "pink sheets". It was initially engaged in the restaurant business during a period from April 1985 to September 1986. In 1986, its restaurant business activities were terminated, and between 1986 and 1990, Old Newsearch unsuccessfully attempted to become engaged in various other business activities. In 1989, Old Newsearch ceased all business activities, and on January 1, 1990, it was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related fees.

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

Results of Operations

     During the period from December 3, 1999 (inception) through September 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Revenues for the six months ended September 30, 2002 were $0. The net loss for the six months ended September 30, 2002 was $(33,081)

Liquidity and Capital Resources
-------------------------------
Cash as of September 30, 2002 was $ 31

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable

Item 6. Exhibits and Reports on Form 8-K - None

(a) Exhibits

Item         Description
----         -----------

NONE

(b) Reports on Form 8-K

No Reports on Form 8-K have been filed for the quarter ended September 30, 2002.


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Newsearch, Inc.

October 5, 2002                                  By: /s/ Irwin Krushansky
                                                     ---------------------------
                                                         Irwin Krushansky
                                                         President