Form 10KSB
period 2002-12-31
NEWSEARCH INC
filed 2003-11-10
CIK 751406

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2002                     Commission File No. 0-30303

                                 NEWSEARCH, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                                84-1522846
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      451 East 58th Avenue,  Unit 3574
            Denver, Colorado  80216                         (303) 296-0469
 ----------------------------------------             --------------------------
(Address of Principal's Executive Offices)           (Registrant's Telephone No.
                                                            incl. area code)

         Securities registered pursuant to
           Section 12(b) of the Act:               NONE

         Securities registered pursuant to
           Section 12(g) of the Act:               Common stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes  [    ]   No  [ X ]

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes  [ X ]   No  [    ]

     The registrant's revenues for its most recent fiscal year were $130,028.

     The aggregate market value of the 97,850 shares of common stock of the registrant held by non-affiliates on September 30, 2003, was not determinable.

     At September 30, 2003 a total of 1,150,250 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..........................................    3

Item 2.  Description of Property..........................................    7

Item 3.  Legal Proceedings................................................    7

Item 4.  Submission of Matters to a Vote of Security Holders..............    7

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters ................... .................    7

Item 6.  Management's Discussion and Analysis or Plan of Operation........    9

Item 7.  Financial Statements.............................................   11

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...........................   11

Item 8A. Controls and Procedures..........................................   11


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................   11

Item 10. Executive Compensation...........................................   13

Item 11. Security Ownership of Certain Beneficial Owners
         and Management ..................................................   15

Item 12. Certain Relationships and Related Transactions...................   17

Item 13. Exhibits and Reports on Form 8-K.................................   17

Item 14. Principal Accountant Fees and Services...........................   18

         Financial Statements.............................................  F-1

         Signatures.......................................................   19

                           FORWARD-LOOKING STATEMENTS

     This report may contain certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and our other filings with the Securities and Exchange Commission.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Panache, Inc. ("Panache" or the "Company"), a Colorado corporation, is the successor to Newsearch, Inc. ("Newsearch"). Newsearch, Inc. was incorporated under the laws of the State of Colorado on December 3, 1999. Newsearch was formed as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, and as the successor to a previous public trading corporation, which was also named Newsearch, Inc. ("Old Newsearch").

     Old Newsearch existed under the laws of the State of Colorado from June 21, 1984 through January 1, 1990. During the period December 12, 1984 through August 1988, the Company was listed in Moody's Investors Service and its shares were publicly traded in the "Pink Sheets". Old Newsearch initially was engaged in the restaurant business from April 1985 through September 1986 when it owned and operated the "Godfathers Pizza Company". In 1986, its restaurant activities were terminated and through 1989, Old Newsearch unsuccessfully attempted to launch various other business activities. On January 1, 1990 Old Newsearch was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related filing fees. At that point in time, Old Newsearch became a partnership with the prior shareholders maintaining their proportionate interest in the Newsearch Partnership relative to the shares owned in Old Newsearch.

     On December 3, 1999, the Board of Directors of Newsearch authorized and issued 301,050 shares of the Company's common stock in exchange for all the partners interests in the Newsearch Partnership. A distribution of Newsearch's shares was made to the former shareholders of Old Newsearch on a pro rata basis of one share of common stock for each one hundred shares of common stock of Old Newsearch. In addition, the Board of Directors of Newsearch authorized and issued 700,000 restricted shares of its common stock to the Company's Officers and Directors and outside Advisors.

     On August 20, 2002, Newsearch entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Panache, Inc., a Colorado corporation ("Panache"), and the two majority shareholders of Panache. Among other things, the Agreement provided for Newsearch's purchase from the Panache shareholders of over 90% of the issued and outstanding capital stock of Panache (4,970,000 of 5,050,000 shares) in exchange for the Company's issuance of 700,000 shares of its authorized but unissued common stock, $.001 par value (the "Exchange Shares"), to the Panache shareholders (the "Panache Exchange"). Effective December 2, 2002, Newsearch underwent a change of control in connection with the consummation of the Panache Exchange in which (i) the directors of Newsearch resigned, and the directors of Panache became Newsearch's board of directors; (ii) Newsearch's executive officers resigned their positions, and the new board of directors appointed replacement officers, all of whom are officers of Panache; and (iii) the former Panache shareholders as a group became the holders of 700,000 shares of the Company's common stock, out of the 1,150,250 shares issued and outstanding immediately after the Panache Exchange. Newsearch plans to change its name to Panache, Inc. in 2003.

     Panache was incorporated under the laws of the State of Colorado on May 1, 1998, for the purpose of engaging in the wholesale women's apparel trade. Panache purchased the business and its trade name, "The Ollie Collection" from Ms. Judith Nelson on June 1, 1998 who had previously operated the business for ten years.

EXCHANGE ACT REGISTRATION

     Panache (formerly Newsearch, Inc.) voluntarily filed a registration statement on Form 10SB-12G on April 12, 2000 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Panache is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If Panache's duty to file reports under the Exchange Act is suspended, Panache intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

CURRENT BUSINESS

     Panache sells women's apparel on a wholesale basis under its trade name, "The Ollie Collection" primarily through its display showrooms at the Denver Merchandise Mart (the "Mart"). Panache also sells women's apparel and takes orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represents several different manufacturers of women's apparel and accessories and also buys and resells women's apparel and accessories for its own account, for resale. Panache maintains permanent showrooms with 1,200 sq. ft. of merchandise display space, which comprises the largest women's apparel square footage at The Denver Merchandise Mart, located at 451 East 58th Avenue, Denver, Colorado 80216. The Mart is a huge, multi-story, multi-building complex devoted to wholesale trade and to trade shows, and is one of the premier facilities of its kind in the world.

     Panache is open for business throughout the year, except on Fridays and major holidays. Panache accepts as payment checks, cash and credit cards.

     REPRESENTATIVE SHOWROOM. Panache represents six different manufacturers of women's apparel and accessories for the Rocky Mountain region sales territory, which consists of Colorado, New Mexico, Wyoming and Montana. Lines represented include Marlo handbags, Flashback jackets, Cactus Flower clothing, 24 Karet clothing, Mo and J clothing and New Classic belts. The representative showroom displays, for customer order only, apparel and accessories samples provided by the manufacturers Panache represents. In general, manufacturers pay a 10% commission to Panache for each dollar of wholesale orders written, delivered by the manufacturer and paid in full by the retail buyer. Panache has the choice to either keep these samples at a 50% discount from wholesale prices or return the samples to the manufacturer. Panache typically opts to keep the samples and sells them from the "cash and carry" showroom described below. Representative sales are made from a 576 sq. ft. showroom.

     CASH AND CARRY SHOWROOM. Panache maintains a 720 sq. ft. showroom adjoining its main representative showroom through which it sells apparel and goods primarily to small retail stores. These customers can purchase merchandise on the spot for cash or order merchandise for delivery. This merchandise is deeply discounted and principally is comprised of goods Panache purchases from its manufacturer lines below wholesale and factory closeouts. This showroom allows Panache to offer wholesale prices to the very small retail store that cannot meet the minimum purchase requirements of clothing and accessory factories required in the Representative Showroom. Panache is one of only two representative firms at The Denver Merchandise Mart which offer this service. This showroom provides excellent cash flow and is one of the few showrooms in the United States to offer the small retail store a combination of orderable merchandise and merchandise for immediate sale.

     APPAREL SHOWS. There are three different Associations that present major markets for different retail stores, all headquartered at The Denver Merchandise Mart. The Denver Market Association organizes five different shows at The Denver Merchandise Mart for women's clothing boutique retail stores. The Denver Merchandise Gift Association organizes two major gift shows, which attract retail gift stores from all parts of the United States. Many of these gift stores are now establishing small boutique departments within their stores. Panache under its trade name, "The Ollie Collection has opened up many accounts with these gift stores as customers.

     The Western Equipment and Clothing Association is the largest western clothing show in the world, attracting retail stores from every state in the United States, as well as from 28 foreign countries. Panache is a member of this association, which attracts numerous western clothing retail stores. In addition, Panache is a member of the Billings, Montana Market Association and attends four apparel markets there. Panache is also a member of the Albuquerque Market Association and attends four shows there.

ADVERTISING AND MARKETING OF APPAREL

     Panache advertises in The Denver Merchandise Mart's annual directory of all wholesale showrooms. Additionally, Panache places advertising for each specific directory of each market held at The Denver Merchandise Mart. There are five women's apparel shows, and two major Western apparel shows. Panache advertises in each directory. Panache also places advertising in the four Billings, Montana market directories. Prior to each show, Panache employees telephone the appropriate retail stores for appointments. Follow-up post cards are then mailed to confirm appointments.

COMPETITION

     The wholesale womens' apparel and accessories business in which Panache operates is highly competitive. Panache competes in the Rocky Mountain region with numerous companies, some of which are larger than it in terms of resources and market share, more experienced in the industry, and some of whom represent better and more profitable lines. There are two types of representatives: (i) those who lease permanent showrooms at a permanent wholesale facility like The Denver Merchandise Mart or maintain other facilities, and (ii) those who work from their homes, who tend to be smaller participants in the market.

     Panache competes principally on the high quality, low cost and fashionability of its goods and excellent service. Panache has through trial and error developed the proper competitive mix of clothing and accessories priced at levels that appeal to the small Rocky Mountain retail ladies and western retail stores.

     To maintain a strong and highly visible profile, Panache has positioned itself in the regional market by providing the largest women's wholesale apparel showroom at The Denver Merchandise Mart. Panache also maintains a showroom adjoining its main showroom through which it sells apparel and goods primarily to small retail stores on a cash and carry basis. Panache is one of two representative firms at the Mart which offer this service.

     In addition, Panache aggressively attends women's apparel and Western apparel trade shows in New Mexico and Montana.

EMPLOYEES

     As of the date of this filing, Panache has only one full time employee, Dean Wicker, and two part-time employees. Its employees must be experienced in women's apparel sales and marketing on the wholesale level. Panache is non-union and believes that its relationship with its employees is good.

INTELLECTUAL PROPERTY

     Except for its trade name "The Ollie Collection," under which it does business, Panache does not own any intellectual property.

REGULATION

     Panache's business is not subject to significant governmental regulation, and management does not expect the amount or nature of applicable regulation to increase or change materially in the foreseeable future.

RISK FACTORS RELATED TO PANACHE'S BUSINESS

     POTENTIAL LACK OF CAPITAL. Panache depends primarily upon cash flow generated from its Cash and Carry Showroom to operate the business. Commissions earned from the representation of manufacturers is inconsistent due to seasonal differences in sales and periodic changes in fashion. Panache cannot depend upon officer loans in the future and needs to secure equity capital.

     NO CURRENT PLANS FOR EXPANSION. The United States economy must improve before Panache will consider expanding its operations. In the event the economy improves sufficiently in it's judgment to permit expansion, we intend to add other locations or lease additional space at The Denver Merchandise Mart. However, no definitive plans have been drawn up in this regard, since the timing of a general economic recovery cannot be predicted.

     PANACHE IS SUBJECT TO SEASONAL SALES AND SIMILAR RISKS. Panache is proud of its ability to select quality and saleable merchandise. However, fashion sales are very sensitive to the public's ever-changing tastes, and no apparel merchandiser can completely avoid all fashion missteps. There is no assurance that the manufacturers represented by Panache under its trade name, "The Ollie Collection" will maintain their fashion acceptance by the consumer. Additionally, the manufacturers represented by Panache may cease operations, decide to manufacture goods not acceptable to Panache or decide that Panache is not achieving the sales expectations required and terminate its representation agreement.

     POSSIBLE INABILITY TO OBTAIN MERCHANDISE. There is no assurance that Panache will be able to continue to purchase merchandise from its present vendors. In some years manufacturers over-produce merchandise that Panache can purchase at deep discounts. In other years, however, the same manufacturer will produce just enough merchandise to fill its orders. Panache always seeks new sources of discounted merchandise that it can sell through the Cash and Carry Showroom and new lines that it can represent in its Representative Showroom.

     COMPETITIVE PRESSURES MAY ADVERSELY AFFECT ITS BUSINESS AND FINANCIAL RESULTS. The wholesale womens' apparel business in which Panache operates is highly competitive. It competes nationwide with a number of companies that are larger than Panache in terms of resources and market share.

Item 2.  DESCRIPTION OF PROPERTIES

     Panache operates its wholesale women's apparel business from rented showrooms located in the Denver Merchandise Mart, Denver, Colorado. Panache occupies several units there, comprising a total of 1,296 sq. ft., of which 1,200 sq. ft. is devoted to merchandise displays. Panache leases these facilities at an aggregate monthly rental cost of $1,978 and the leases have 8 months remaining. Panache has a renewal option to extend this lease either 12, 24 or 36 months. Panache has improved the display areas of these rental units at its own expense. These facilities at the current time are adequate for Panache's operations. In management's opinion, Panache has adequate insurance coverage on these facilities and the display inventory.

     Panache currently does not own any real estate nor rent or lease any other real estate than as described above. Panache's principal executive offices are located at the Denver Merchandise Mart.

Item 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against Panache or any officer, director or control person of which management is aware.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2002, and no meeting of shareholders was held.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE of the COMMON STOCK

     Our common stock is not quoted or traded in any public market. The Company intends to seek a listing of its common shares on the OTC Bulletin Board ("OTCBB") maintained by the National Association of Securities Dealers Inc., once current in its SEC filings.

DIVIDENDS

     Panache has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that Panache will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     Panache has 145 shareholders of record as reported by Computershare Trust Company, Inc., the Company's transfer agent. Panache has 1,150,250 common shares issued and outstanding, of which (i) 97,850 shares are unrestricted and not held by affiliates, (ii) 700,300 shares are restricted but subject to Rule 144 and held by two affiliates, and (iii) 352,100 shares are restricted and held by Dean Wicker, the Company's CEO, President and Chief Financial Officer. No shareholder has entered into a lock-up or similar agreement as to his common shares.

PUBLIC MARKET for the COMMON SHARES

     There currently is no public market for Panache's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all.

If a market should develop, the price may be highly volatile. Unless and until Panache's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that its common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Panache's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Panache's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 20, 2002, Newsearch entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Panache, Inc., a Colorado corporation ("Panache"), and the two majority shareholders of Panache. Among other things, the Agreement provided for Newsearch's purchase from the Panache shareholders of over 90% of the issued and outstanding capital stock of Panache (4,970,000 of 5,050,000 shares) in exchange for the Company's issuance of 700,000 shares of its authorized but unissued common stock, $.001 par value (the "Exchange Shares"), to the Panache shareholders (the "Panache Exchange"). Effective December 2, 2002, Newsearch underwent a change of control in connection with the consummation of the Panache Exchange in which (i) the directors of Newsearch resigned, and the directors of Panache became Newsearch's board of directors; (ii) Newsearch's executive officers resigned their positions, and the new board of directors appointed replacement officers, all of whom are officers of Panache; and (iii) the former Panache shareholders as a group became the holders of 700,000 shares of Newsearch's common stock, out of the 1,150,250 shares issued and outstanding immediately after the Panache Exchange.

     The common shares issued in the Panache Exchange were not registered under the Securities Act of 1933, as amended ("Act"), but were issued to two (2) persons who were major shareholders and directors of Panache, in reliance upon the exemption from registration provided by Section 4(2) of the Act, on the basis that the Panache Exchange was a transaction not involving any public offering. The Exchange Shares were offered and sold solely to a small, identifiable class of persons, namely the two principal shareholders of Panache. Each of the Panache shareholders receiving Exchange Shares affirmatively represented to the Company that, among other things, they were taking the Exchange Shares for investment with no current intention of reselling or distributing the Exchange Shares, and that they have sufficient knowledge and experience in business, financial and tax matters to evaluate the risks and merits of exchanging the Panache shares for the Exchange Shares. Each of the Panache Holders was given information or access to information about the Company equivalent to what would have been contained in a registration statement filed under the Securities Act, and each Panache Holder acknowledged this fact.

     All certificates evidencing the Exchange Shares issued in the Panache Exchange bear a customary form of investment legend and may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Act or pursuant to an available exemption from such registration requirements. In addition, a stop transfer order was placed in the Company's transfer records as to all Exchange Shares.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information, as of December 31, 2002 with respect to Panache's compensation plans and individual compensation arrangements to which Panache is a party, if any, under which any equity securities of Panache are authorized for issuance.


-------------------------------------------------------------------------------------------------------------
   Plan category                             Number of securities     Weighted average         Number of
                                               to be issued upon     exercise price of         securities
                                                  exercise of           outstanding       remaining available
                                             outstanding options,    options, warrants    for future issuance
                                              warrants and rights        and rights
-------------------------------------------------------------------------------------------------------------
                                                     (a)                    (b)                   (c)
-------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   2002 EMPLOYEE STOCK
      COMPENSATION PLAN                              -0-                     N/A              3,000,000

   2002 COMPENSATORY STOCK
      OPTION PLAN                                 1,006,000                 $.05              1,994,000
-------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                              N/A                     N/A                 N/A
-------------------------------------------------------------------------------------------------------------
   Total                                          1,060,000                 $.05              4,994,000
-------------------------------------------------------------------------------------------------------------


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     The Company's plan of operation for the next twelve months is discussed in detail beneath the caption "Description of Business" under Item 1. At this time and for the foreseeable future, Panache's operations will be its only business.

RESULTS of OPERATIONS

     Panache sells women's apparel on a wholesale basis under its trade name "The Ollie Collection", primarily through its display showrooms at the Denver Merchandise Mart. Panache also sells women's apparel and takes orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represents several different manufacturers of women's apparel and accessories and also buys and resells women's apparel and accessories for its own account, for resale. Panache maintains permanent showrooms with 1,200 sq. ft. of merchandise display space, which comprises the largest women's apparel square footage at The Denver Merchandise Mart. The Company has one full time and two part-time employees.

     Comparison of 2002 to 2001

     For the year ended December 31, 2002, Panache had sales of $130,028 and a net loss of $21,407, as compared to sales of $180,554 and a net loss of $16,642 for the year ended December 31, 2001. The Company's cost of sales for 2002 was $64,806 as compared to $80,596 for 2001. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses in 2002 related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $8,152 in 2002 versus $6,321 in 2001.

     Comparison of 2001 to 2000

     For the year ended December 31, 2001, Panache had sales of $180,554 and a net loss of $16,642, as compared to sales of $158,287 and a net loss of $5,809 for the year ended December 31, 2000. The Company's cost of sales for 2001 was $80,596 as compared to $66,333 for 2000. General and administrative expenses in 2001 related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $6,321 in 2001 versus $2,072 in 2000.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $11,185 at December 31, 2002. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Panache has two installment loans totaling $7,432 that mature in 2003. Monthly payments of $1,318 are required. Effective the date of this filing, these installment loans have been paid in full. Dean Wicker has made loans to Panache totaling $88,462. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, a director of the Company and former CEO, President and CFO prior to the Panache Exchange, has made loans to Company totaling $26,444. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

     Panache did not make any capital expenditures in 2002. Panache's capital expenditures in 2001, consisting primarily of expanding its rental space and redecorating its showrooms, amounted to approximately $15,000. Other than the lease of its showrooms, Panache is not a party to any material contracts. However, Panache will incur routine fees and expenses incident to its reporting duties as a public company. The Company estimates these costs at $12,500 for the year ending December 31, 2003.

     Panache has no bank debt, line of credits or accounts receivables. Currently there is no source of additional liquidity except officer or shareholder loans. Panache believes that management members or shareholders will loan funds to Panache as needed for operations. Management and the shareholders are not obligated to provide funds to Panache, however, and it is not certain they will always want or be financially able to do so. Panache shareholders and management members who advance money to Panache to cover Panache's operating expenses will expect to be reimbursed. Panache has no intention of borrowing money to reimburse or pay salaries to any Panache officer, director or shareholder or their affiliates. There currently is no plan to sell additional securities of Panache, although sales of securities may be necessary to obtain needed funds. Panache's current management and its counsel have agreed to continue their services to Panache and to accrue sums owed them for services but expect repayment of out of pocket costs.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 7.  FINANCIAL STATEMENTS.

     See the index to Panache's financial statements on page 18.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of December 31, 2002, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


IDENTIFICATION OF CURRENT DIRECTORS and EXECUTIVE OFFICERS

     The persons who have served as directors and executive officers of Panache since December 2, 2002, their ages and positions held in Panache, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

      Name                   Age              Position
      ----                   ---              --------

  Dean Wicker                 63      Director, Chairman of the Board,
                                      CEO, President and Chief Financial Officer

  William B. Johnson          59      Director

  Irwin Krushansky            70      Director  since December 3, 1999
                                      (inception)

BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. These persons have agreed to devote only such time to Panache's business as seems reasonable and necessary from time to time.

     DEAN WICKER, Director, Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Panache. Mr. Wicker formed Panache, Inc. in May 1998, and has run its business since inception. Mr. Wicker was the youngest Public Finance negotiator in the Rocky Mountain region with the New York Member firm, J.A. Hogle and CO. He changed careers in 1967 by developing retail winter sports and apparel operations until 1981. Mr. Wicker reentered the security industry with the position of Senior Institutional Sales with George K. Baum and Co., Member of the New York Stock Exchange. In 1984 he became a vice-president and Partner of Boettcher and Co., Inc., Member of the New York Stock Exchange and then, the largest investment banking firm in the western United States. He is an officer and director of East Slope Funding Corp., a Colorado financial consulting firm, Eurous Funding, Inc., a Colorado public relations company, Eurous Investments Holding Company and Arista Corporation. Arista Corporation has changed name to Acony, Incorporated and is a private energy company. Eurous Funding, Inc and Eurous Investments Holding Company are inactive companies. He graduated from the University of Colorado, Boulder, CO in 1961 with a BA degree in American History, and has done advanced degree work in financial accounting and merger and acquisition negotiations.

     WILLIAM B. JOHNSON, Director of the Company. Mr. Johnson has since April 1993 owned and managed Rimstar International, based in Centennial, Colorado, a diagnostic testing laboratory and worldwide distributor of rapid onsite medical devices. Prior to that he worked from 1981 to 1993 in sales and marketing of healthcare products for various firms. Mr. Johnson holds a Bachelor's Degree in Pre-Med, Biology and chemistry from Texas Tech University, awarded in 1970.

     IRWIN KRUSHANSKY, Director of the Company since inception. Mr. Krushansky graduated from the University of Denver in 1960 with a BSBA. His major was accounting and he went on to work for several national and local CPA firms. During a period from 1963 to 1972 he held positions as National Manager of Branches for the Joseph Schlitz Brewing Company and Western Regional Director for the Pabst Brewing Company and Western Regional Director of the Canada Dry Corporation. Since 1972, Mr. Krushansky has owned and operated more than 20 different types of companies and is experienced in many phases of the insurance, investment and real estate fields.

POTENTIAL CONFLICTS of INTEREST

     The officers and directors of Panache may serve as officers or directors of one or more other companies. Panache's officers and directors are required to devote only so much of their time to Panache's affairs as they deem appropriate, in their sole discretion. As a result, Panache's officers and directors may have conflicts of interest in allocating their management time, services, and functions among Panache and any current and future company which they may serve, as well as any other business ventures in which they are now or may later become involved. Panache has not established policies or procedures for the resolution of current or potential conflicts of interest between Panache and its management.

     There can be no assurance that members of management will resolve all conflicts of interest in Panache's favor. The officers and directors are accountable to Panache and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling Panache's affairs and in their dealings with Panache. Failure by them to conduct Panache's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to Panache should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Colorado, Panache's Certificate of Incorporation excludes personal liability on the part of its directors to Panache for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2002 and 2001 and through the date of this report, Panache has not paid any executive officer or director any cash or cash equivalent compensation. Panache has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Panache will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2002 and 2001 and through the date of this report, no director or executive officer has received compensation from Panache pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Panache, although Panache anticipates that it will compensate its officers and directors for services to Panache with stock or options to purchase stock, in lieu of cash.

     Panache currently has in place an employee stock compensation plan and compensatory stock option plan. Panache has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of Panache's Chairman of the Board, Directors, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2002 and 2001. Such officers are sometimes collectively referred to below as the "Named Officers."



                                                  SUMMARY COMPENSATION TABLE

                                                               Long-Term Compensation
                                Annual Compensation                    Awards                Payouts
                          -------------------------------     -------------------------      -------
     (a)                   (b)     (c)     (d)       (e)         (f)            (g)           (h)            (i)
                                                                             Securities                      All
  Name and                                                    Restricted     Underlying       ($)           Other
  Principal                        ($)     ($)       ($)        Stock         Options         LTIP         Compen-
  Position                Year   Salary   Bonus     Other     Awards($)       & SARs(#)      Payouts       sation($)
---------------------     ----   ------   -----     -----     ----------     ----------      -------       ---------

Dean Wicker (1)            2002  $  -0-    None      None        None         200,000          None           None
 Chairman, CEO,            2001  $  -0-    None      None        None           None           None           None
 President and CFO

William B. Johnson (1)     2002  $  -0-    None      None        None           6,000          None           None
 Director                  2001  $  -0-    None      None        None           None           None           None

Irwin Krushansky (2)       2002  $  -0-    None      None        None         400,000          None           None
 Director, Former          2001  $  -0-    None      None        None           None           None           None
 Chairman, CEO,
 President and CFO

     (1) Dean Wicker and William B. Johnson became executive officers or directors of the Company on December 2, 2002. Neither Mssrs. Wicker or
          Johnson received any compensation from Panache, Inc. in 2002 or 2001, and neither will receive compensation from Panache, Inc. in 2003.

     (2) Irwin Krushansky was an executive officer and director of the Company in 2002 and 2001 and remains a director. His services as an executive officer were terminated on December 2, 2002.

     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2002 or 2001 other than certain option grants noted in 2002, nor currently receives any such compensation. The Company may implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants
------------------------------------------------------------------------------------------------------------
      (a)                      (b)                 (c)                    (d)                      (e)
                            Number of           % of Total
                            Securities         Options/SARs
                            Underlying          Granted to
                           Options/SARs          Employees           Exercise or Base
      Name                   Granted           in Fiscal Year           Price($/Sh)          Expiration Date
---------------------        -------           --------------          ------------          ---------------

Dean Wicker (1)               None                  N/A                    N/A                     N/A
William B. Johnson (1)        None                  N/A                    N/A                     N/A
Irwin Krushansky (2)          None                  N/A                    N/A                     N/A

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        and FISCAL-YEAR-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------
      (a)                       (b)                 (c)                   (d)                      (e)
                                                                     Number of
                                                                     Securities              Value of
                                                                     Underlying              Unexercised
                                                                     Unexercised             In-the-Money
                                                                     Options/SARs            Options/SARs
                                                                     at FY-End (#)           at FY-End ($)

                           Shares Acquired                           Exercisable/             Exercisable/
      Name                   on Exercise       Value Realized($)     Unexercisable           Unexercisable
---------------------        -----------       -----------------     -------------           -------------

Dean Wicker (1)               None                  N/A                    N/A                     N/A
William B. Johnson (1)        None                  N/A                    N/A                     N/A
Irwin Krushansky (2)          None                  N/A                    N/A                     N/A


     (1) Dean Wicker and William B. Johnson became executive officers or directors of the Company on December 2, 2002.

     (2) Irwin Krushansky was an executive officer and director of the Company in 2002 and 2001 and remains a director. His services as an executive officer were terminated on December 2, 2002.

     None of the Named Officers exercised any options or SARs during the fiscal years ended December 31, 2002 or 2001.

EMPLOYEE STOCK COMPENSATION PLAN

     Panache has adopted the 2002 Employee Stock Compensation Plan for its employees, officers, directors and advisors (the "ESC Plan"). Panache has reserved a maximum of 3,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and Panache will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a Committee of Directors. No other shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     Panache has adopted the 2002 Compensatory Stock Option Plan for its employees, officers, directors and advisors (the "CSO Plan"). Panache has reserved a maximum of 3,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and Panache must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a Committee of Directors. The Company granted 1,006,000 options under the CSO Plan during the year ended December 31, 2002. No other Options have been granted or currently are anticipated to be granted under the CSO Plan.

COMPENSATION OF DIRECTORS

     Panache has no standard arrangements in place or currently contemplated to compensate Panache directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with Panache nor is it anticipated that Panache will enter into any employment or similar contract.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP

     The following table sets forth, as of September 30, 2003, the stock ownership of each executive officer and director of Panache, of all executive officers and directors of Panache as a group, and of each person known by Panache to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of Panache, except as may be otherwise noted.

   Name and Address                   Amount & Nature
    of Beneficial                     of Beneficial               Percent
       Owner                           Ownership                 of Class
   ----------------                   ---------------            --------

*Dean Wicker                             552,100                  25.6 (1)
7786 South Forest Street
Littleton, CO 80122

*Irwin Krushansky                        752,400                  34.9 (2)
7706 East Napa Place
Denver, CO 80237

*William B. Johnson                        6,000                   Nil (3)
7720 South Hudson Street
Littleton, CO 80122

Egin Bresnig                             547,900                  25.4 (1)
8037 South Datura Way
Littleton, CO 80122

John Brasher                             200,000                   9.3 (3)
90 Madison Street, Suite 707
Denver, Colorado 80206

*All officers and directors            1,310,500                  60.8 (1,2,3)
as a group (3 persons)

     (1) Includes 200,000 shares subject to purchase pursuant to options granted under the 2002 Compensatory Stock Option Plan.

     (2) Includes shares beneficially owned and 400,000 shares subject to purchase pursuant to options granted under the 2002 Compensatory Stock Option Plan.

     (3) Shares subject to purchase pursuant to options granted under the 2002 Compensatory Stock Option Plan.

     Shareholdings in the foregoing table are calculated on a fully diluted basis, which includes the 1,150,250 shares of common stock currently issued and outstanding and the 1,006,000 shares issuable upon exercise of options.

CHANGES in CONTROL

     On August 20, 2002, Newsearch, Inc. entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Panache, Inc., a Colorado corporation, and the two majority shareholders of Panache. Among other things, the Agreement provided for the Company's purchase from the Panache shareholders of over 90% of the issued and outstanding capital stock of Panache (4,970,000 of 5,050,000 shares) in exchange for the Company's issuance of 700,000 shares of its authorized but unissued common stock, $.001 par value (the "Exchange Shares"), to the Panache shareholders (the "Panache Exchange"). Effective December 2, 2002, the Company underwent a change of control in connection with the consummation of the Panache Exchange in which (i) the directors of the Company resigned, and the directors of Panache became the Company's board of directors; (ii) the Company's executive officers resigned their positions, and the new board of directors appointed replacement officers, all of whom are officers of Panache; and (iii) the former Panache shareholders as a group became the holders of 700,000 shares of the Company's common stock, out of the 1,150,250 shares issued and outstanding immediately after the Panache Exchange.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2002 and 2001, Panache was indebted to its officers, directors and control shareholders for loans and costs advanced on behalf of Panache in the amount of $114,906 and $50,565, respectively. Panache has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Panache, loan money or otherwise provide funds to Panache, although management expects that one or more of such persons may make funds available to Panache in the event of need to cover operating expenses.

     No officer, director or employee of Panache received a salary of $60,000 or more in 2002 or 2001. There were no transactions, or series of transactions, for the years ended December 31, 2002 or 2001, nor are there any currently proposed transactions, or series of transactions, to which Panache is (or Panache was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Panache any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, Panache will furnish any exhibit indicated in the list below as filed with this report upon payment to Panache of its expenses in furnishing the information. Any references to "Panache" means Panache, Inc.

     2.1  Stock Exchange Agreement and Plan of Reorganization
          dated August 20, 2002, among the Company, Panache, Inc.
          and the shareholders of Panache, Inc. ............................   3

     3.1  Articles of Incorporation of Panache, Inc. as filed with
          the Colorado Secretary of State on May 1, 1998 ...................   3

     3.2  Bylaws of Panache, Inc. ..........................................   3

     4.1  Specimen common stock certificate ................................   2

    10.1  2002 Compensatory Stock Option Plan ..............................   3

    10.2  2002 Employee Stock Compensation Plan ............................   3

    21.1  Subsidiaries of the Company:

          NEWSEARCH, INC., a Colorado corporation

    31    Certification of the Chief Executive Officer, President and
          Chief Financial Officer filed pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 .......................................   1

    32 Certification of the Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant  to Section 906 of the Sarbanes-Oxley Act of 2002 .......   1

            1    Filed herewith as an exhibit.

            2 Incorporated by reference to Registration Statement on Form 10SB-12G, filed on April 12, 2000, SEC File No. 0-30303.

            3 Incorporated by reference to Form 8-K filed on May 5, 2003, SEC File No. 0-30303.

     (b) Reports on Form 8-K. None were filed by the Company during the fourth quarter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for the fiscal years ended December 31, 2002 and 2001 for professional services rendered by Comiskey & Company for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $3943 and $3250, respectively.

AUDIT - RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

INDEX TO FINANCIAL STATEMENTS.

     Report of Independent Public Accountants..........................   F-1

     Consolidated Balance Sheet as of December 31, 2002................   F-2

     Consolidated Statements of Operations for the years
      ended December 31, 2002 and 2001 ................................   F-3

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 2002 and 2001 .........   F-4

     Consolidated Statements of Cash Flows for the years
      ended December 31, 2002 and 2001 ................................   F-5

     Notes to Consolidated Financial Statements........................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Newsearch, Inc.
dba Panache, Inc.


We have audited the accompanying consolidated balance sheet of Newsearch, Inc. dba Panache, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newsearch, Inc. dba Panache, Inc. as of December 31, 2002, and the results of its operations and cash flows for each of the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                 COMISKEY & COMPANY

                                                 PROFESSIONAL CORPORATION

Denver, Colorado
May 19, 2003

                                 Newsearch, Inc.
                                dba Panache, Inc.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                            $  11,185
 Accounts receivable                                                        396
 Inventory                                                               27,918
                                                                      ---------
     Total current assets                                                39,499

EQUIPMENT - AT COST
 Office equipment                                                         1,075
 Automobiles                                                              3,000
 Leasehold improvements                                                  26,310
                                                                      ---------
                                                                         30,385
 Less accumulated depreciation                                           16,488
                                                                      ---------
                                                                         13,897
OTHER ASSETS
 Goodwill (net of amortization of $9,546)                                30,454
 Deposits                                                                 3,353
                                                                      ---------
                                                                         33,807
                                                                      ---------

     TOTAL ASSETS                                                     $  87,203
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                     $  25,133
 Accrued payroll-related expenses                                         1,441
 Current portion of installment debt                                      7,432
                                                                      ---------
     Total current liabilities                                           34,006

LONG-TERM LIABILITIES
 Stockholder loans                                                      114,906

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock; $0.001 par value, 50,000,000 shares
  authorized; no shares issued and outstanding                             --
 Common stock, $0.001 par value, 100,000,000 shares
  authorized; 1,150,250 shares issued and outstanding                     1,701
 Additional paid-in capital                                               6,361
 Accumulated deficit                                                    (69,771)
                                                                      ---------
                                                                        (61,709)
                                                                      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  87,203
                                                                      =========

    The accompanying notes are an integral part of the financial statements.


                                           Newsearch, Inc.
                                          dba Panache, Inc.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the years ended December 31, 2002 and 2001



                                                                   2002                     2001
                                                               -----------               -----------

Sales revenue                                                  $   130,028               $   180,554

Cost of sales                                                       64,806                    80,596
                                                               -----------               -----------

    Gross profit                                                    65,222                    99,958

General and administrative expenses                                 78,477                   110,279
                                                               -----------               -----------

    Loss from operations                                           (13,255)                  (10,321)

Other expense
 Interest expense                                                    8,152                     6,321
                                                               -----------               -----------

    Net loss                                                   $   (21,407)              $   (16,642)
                                                               ===========               ===========

Loss per basic share                                           $     (0.01)              $     (0.01)
                                                               ===========               ===========

Weighted average number of basic shares outstanding              1,461,543                 1,701,050
                                                               ===========               ===========

              The accompanying notes are an integral part of the financial statements.

                                                   F-3






                                                             Newsearch, Inc.
                                                            dba Panache, Inc.
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                              For the years ended December 31, 2002 and 2001



                                             Preferred Stock             Common Stock
                                         -----------------------   ------------------------
                                           Number                    Number                   Additional   Accumulated
                                         of Shares     Amount      of Shares       Amount   Paid-in Capital  Deficit        Total
                                         ----------   ----------   ----------    ---------- ---------------  -------     ----------

Balance at December 31, 2000                   --     $     --      1,500,000    $     --     $      100   $   (1,560)   $   (1,460)

Stock issued for services                      --           --      3,550,000          --          3,550         --           3,550

Net loss                                       --           --           --            --           --        (16,642)      (16,642)
                                         ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2001                   --           --      5,050,000          --          3,650      (18,202)      (14,552)

Recapitalization of
  private company                              --           --     (3,899,750)        1,701        2,711      (30,162)      (25,750)

Net loss                                       --           --           --            --           --        (21,407)      (21,407)
                                         ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2002                   --     $     --      1,150,250    $    1,701   $    6,361   $  (69,771)   $  (61,709)
                                         ==========   ==========   ==========    ==========   ==========   ==========    ==========

                                The accompanying notes are an integral part of the financial statements.

                                                               F-4








                                              Newsearch, Inc.
                                             dba Panache, Inc.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the years ended December 31, 2002 and 2001



                                                                        2002                   2001
                                                                      --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(21,407)             $(16,642)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
     Depreciation and amortization                                       5,907                 8,690
     Stock issued for services                                            --                   3,550
     Changes in assets and liabilities:
     Increase in accounts receivable                                      (396)                 --
     Decrease in prepaid expenses and other current assets                --                     530
     (Increase) decrease in inventories                                 (9,098)                6,180
     Decrease in deposits                                                 --                  (1,878)
     Increase in accounts payable                                        8,989                 8,743
     Increase (decrease) in accrued payroll-related expenses               797                  (136)
                                                                      --------              --------
         Net cash flows from operating activities                      (15,208)                9,037

CASH FLOWS FROM INVESTING ACTIVITES
  Equipment purchases                                                     --                 (20,841)
                                                                      --------              --------
         Net cash flows from investing activities                         --                 (20,841)


CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from stockholder loans                                       38,591                23,412
  Repayment of installment debt                                        (15,745)              (11,595)
                                                                      --------              --------
         Net cash flows from financing activities                       22,846                11,817
                                                                      --------              --------

NET INCREASE IN CASH                                                     7,638                    13

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             3,547                 3,534
                                                                      --------              --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 11,185              $  3,547
                                                                      ========              ========

                  The accompanying notes are an integral part of the financial statements.

                                                   F-5


                                 Newsearch, Inc.
                                dba Panache, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Development Stage Company
     Newsearch, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 3, 1999. The principal office of the corporation is 451 East 58th Avenue, Unit 3574, Denver, Colorado 80216.

     On August 20, 2002, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Panache, Inc., a Colorado corporation ("Panache"), and the two majority shareholders of Panache. Among other things, the Agreement provided for the Company's purchase from the Panache shareholders of over 90% of the issued and outstanding capital stock of Panache (4,970,000 of 5,050,000 shares) in exchange for the Company's issuance of 700,000 shares of its authorized but unissued common stock, no par value (the "Exchange Shares"), to the Panache shareholders (the "Panache Exchange"). Effective December 2, 2002, the Company underwent a change of control in connection with the consummation of the Panache Exchange in which (i) the directors of the Company resigned, and the directors of Panache became the Company's board of directors; (ii) the Company's executive officers resigned their positions, and the new board of directors appointed replacement officers, all of whom are officers of Panache; and (iii) the former Panache shareholders as a group became the holder of 700,000 shares of the Company's common stock, out of approximately 1,150,000 shares issued and outstanding immediately after the Panache Exchange.

     Panache is considered the accounting acquirer, and the accompanying financial statements include the operations of Panache from the earliest period presented. The transaction with Newsearch, Inc. is presented as a recapitalization of Panache.

     Prior to the Panache Exchange, the Company was a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. The Company was considered as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, as a successor to a previous company, which was also named Newsearch, Inc. ("Old Newsearch"). The Company is authorized to issue 100,000,000 shares of $.001 par value stock and 50,000,000 shares of $.001 par value preferred stock.

     Accounting Method
     The Company records income and expenses on the accrual method.

     Loss per Share
     Loss per share was computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding was calculated as if the recapitalization of Panache was effective at the beginning of the earliest period presented.

     Organization Costs
     Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period but have been written off pursuant to SOP 98-5.

                                 Newsearch, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




1.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------
     Business
     The Company is a fashion merchandise wholesaler with operations in Colorado.

     Sales Revenue
     The Company records sales revenue at the time the merchandise is shipped. General and administrative expenses are charged as incurred to periodic income.

     Inventory
     Merchandise inventory is stated at the lower of cost or market value on the "first-in, first-out" accounting method.

     Depreciation
     Depreciation for both financial reporting and tax purposes is provided on the straight-line and accelerated methods over the following estimated useful lives:

                  Office equipment                      5 - 7   years
                  Automobiles                               5   years
                  Leasehold improvements                    7   years

     Goodwill and Covenant Not to Compete
     Goodwill resulting from an acquisition consists of the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over 15 years.

     The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is instead tested for impairment annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If goodwill is determined to be impaired, an impairment loss will be recognized to the extent that the carrying value exceeds the implied fair value.

     The covenant not to compete agreement arose from the acquisition and was amortized on a straight-line basis over the life of the agreement (three years). Amortization expense was $0 and $1,861 for the years ended December 31, 2002 and 2001, respectively.

     Repairs and Maintenance
     Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

     Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

                                 Newsearch, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




1.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------
     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Compensated Absences
     Employees of the Company are entitled to compensated absences depending on job classification, length of service, and other factors. At December 31, 2002 and 2001, the minimal amounts remaining unused by employees could not be reasonably estimated and, accordingly, no provision is recorded.

     Consideration of Comprehensive Income Items
     For the years ended December 31, 2002 and 2001, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

2.   Statements of Cash Flows
     ------------------------
     Supplemental disclosures of cash information:

         Cash paid during the year ended December 31:

                                                      2002              2001
                                                   -----------       ----------

           Interest                                $     1,389       $    3,409
                                                   ===========       ==========

     Non-cash financing activities:
         Book value of stock issued for services   $         -       $    3,550
                                                   ===========       ==========

3.   Installment Debt
     ----------------
     At December 31, 2002, the Company had the following notes payable:


                                                     Current          Long-term
                                                     -------          ---------

        8.00% note secured by assets of the Company.
        Principal and interest of $507 due monthly.
        Maturing July 2003.                        $     3,457       $        -

        8.00% note, unsecured.
        Principal and interest of $811 due monthly.
        Maturing June 2003.                              3,975                -
                                                   -----------       ----------

                                                   $     7,432       $        -
                                                   ===========       ==========

                                 Newsearch, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




4.   Related Party Transactions
     --------------------------
     Note Payable
     The Company has an unsecured note payable to a stockholder that accrues interest at 8.00%. Accrued interest is added annually to the note balance. The balance was $88,462 and $50,565 at December 31, 2002 and 2001, respectively. Interest expense was $6,070 and $2,912 for the years ended December 31, 2002 and 2001, respectively.

     The Company has an unsecured note payable to a stockholder that accrues interest at 8.00%. Accrued interest is added annually to the note balance. The balance was $26,444 at December 31, 2002. Interest expense was $694 for the year ended December 31, 2002.

     One of the Company's stockholders is a personal guarantor on one of the installment notes of the Company.

5.   Lease Commitments
     -----------------
     The Company leases its office and warehouse space under a lease expiring August 2004. Future minimum rental payments through maturity are as follows:

                       Year ending
                      December 31,                            Amount
                      ------------                            ------

                          2003                           $      23,454
                          2004                                  13,902
                                                         -------------

                                                         $      37,356
                                                         =============


     Rent expense under operating lease agreements was $23,309 and $19,725 for the years ended December 31, 2002 and 2001, respectively.

6.   Stockholders' Equity
     --------------------
     The Company issued 700,000 shares for the merger with Panache, Inc. in October 2002. These shares have been valued at $0.001 per share.

     As of December 31, 2002, 1,150,250 shares of the Company's $.001 par value common stock were issued and outstanding.

7.   Income Taxes
     ------------
     The Company has Federal net operating loss carryforwards of approximately $21,000 expiring in the year 2022. The tax benefit of these net operating losses is approximately $4,000 and has been offset by a full allowance for realization. For the year ended December 31, 2002, the allowance increased by $4,000.

                                 Newsearch, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




8.   Stock Option and Stock Compensation Plans
     -----------------------------------------
     The Company established an Employee Stock Compensation Plan (the "Compensation Plan") effective October 15, 2002. A total of 3,000,000 common shares are reserved for issuance pursuant to the Compensation Plan. Awards are at the discretion of the Board of Directors, and may be made only to employees. The Compensation Plan expires October 15, 2012.

     The Company established the 2002 Compensatory Stock Option Plan (the "Option Plan") effective October 15, 2002. A total of 3,000,000 common shares are reserved for issuance pursuant to the Option Plan. Stock options may be granted only to employees, at a stated price of not less than 100% of fair market value on the date the option is granted. The Option Plan is administered by the compensation committee of the Board of Directors. The Option Plan expires October 14, 2012. Stock options covering 1,006,000 shares have been granted under the Option Plan.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: October 30, 2003

                                    NEWSEARCH, INC.

                                    By /s/ Dean Wicker
                                       -----------------------------------------
                                           Dean Wicker, Chief Executive Officer,
                                           President and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Name                            Title                           Date
      ----                            -----                           ----

/s/   Dean Wicker
--------------------------     Director, Chief                  October 30, 2003
      Dean Wicker              Executive Officer,President
                               and Chief Financial Officer

/s/   William B. Johnson
--------------------------     Director                         October 30, 2003
      William B. Johnson

/s/   Irwin Krushansky
--------------------------     Director                         October 30, 2003
      Irwin Krushansky