Form 10QSB
period 2003-03-31
NEWSEARCH INC
filed 2003-12-02
CIK 751406

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


  For the Quarter Ended March 31, 2003             Commission File No. 0-30303


                                 NEWSEARCH, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             COLORADO                                      84-1522846
   ------------------------------                    -----------------------
  (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
   incorporation or organization)


                         451 East 58th Avenue, Unit 3574
                             Denver, Colorado 80216
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 296-0469
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                            Yes            No    X
                                -----          -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of October 31, 2003 are as follows:

            Class of Securities                       Shares Outstanding
       -----------------------------                  ------------------
       Common Stock, $.001 par value                      1,150,250

================================================================================

                                TABLE OF CONTENTS


            PART I.        FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of March 31, 2003...........................................   3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2003 and 2002.............   4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2003 and 2002............    5

            Notes to Financial Statements (Unaudited) .....................   6

Item 2.     Management's Discussion and Analysis or Plan of Operation......   7

Item 3.     Controls and Procedures........................................   9

            PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ..............................  10

            Signatures.....................................................  10

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2003



                                     ASSETS

Current assets:
   Cash                                                               $   1,693
   Inventory                                                             21,418
                                                                      ---------
        Total current assets                                             23,111

Equipment - at cost:
   Office equipment                                                       1,075
   Automobiles                                                            3,000
   Leasehold improvements                                                26,310
   Less accumulated depreciation                                        (17,579)
                                                                      ---------
                                                                         12,806
Other assets:
   Goodwill, net                                                         30,454
   Deposits                                                               3,353
                                                                      ---------
                                                                         33,807
                                                                      ---------
Total assets                                                          $  69,724
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $  23,133
   Accrued payroll - related expenses                                     2,060
   Current portion of installment debt                                    4,884
                                                                      ---------
        Total current liabilities                                        30,077

Long term liabilities:
   Stockholder loans                                                    111,905

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
     50,000,000 shares;  shares issued - none                              --
   Common stock; $.001 par value;
     authorized - 100,000,000 shares;
     issued and outstanding - 1,150,250                                   1,701
   Additional paid-in capital                                             6,361
   Accumulated deficit                                                  (80,320)
                                                                      ---------
                                                                        (72,258)
                                                                      ---------
Total liabilities and stockholders' deficit                           $  69,724
                                                                      =========

                        See notes to financial statements



                                       NEWSEARCH, INC.
                                      dba PANACHE, INC.
                            Statements of Operations (Unaudited)



                                                                   Three Months Ended
                                                                        March 31,
                                                           ------------------------------------
                                                               2003                   2002
                                                           -----------             ------------
Sales revenue                                              $    23,910              $    35,127

Cost of sales                                                   10,552                   23,559
                                                           -----------              -----------

    Gross profit                                                13,358                   11,568

General and administrative expenses                             21,620                   20,534
                                                           -----------              -----------

    Loss from operations                                        (8,262)                  (8,966)

Other expense:
    Interest                                                     2,287                    1,734
                                                           -----------              -----------

Net loss applicable to common stockholders                 $   (10,549)             $   (10,700)
                                                           ===========              ===========

Basic and diluted net loss per common share                $     (.001)             $     (.006)
                                                           ===========              ===========

Weighted average number of common shares outstanding         1,150,250                1,701,050
                                                           ===========              ===========

                                See notes to financial statements






                                               NEWSEARCH, INC.
                                              dba PANACHE, INC.
                                    Statements of Cash Flows (Unaudited)



                                                                             Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------
                                                                         2003                  2002
                                                                       --------              --------

Cash flows from operating activities:
   Net loss                                                            $(10,549)             $(10,700)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                       1,091                 2,143
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                         396                  (484)
         Decrease in inventories                                          6,500                   255
         Increase in prepaid expenses                                      --                     256
         Decrease in accounts payable                                    (2,000)               (8,409)
         Increase in accrued payroll-related expenses                       619                   268
                                                                       --------              --------
      Net cash used in operating activities                              (3,943)              (16,671)

Cash flows from investing activities:
      Net cash used in investing activities                                --                    --

Cash flows from financing activities:
   Proceeds from  stockholder loans                                       2,200                22,022
   Repayment of  stockholder loans                                       (5,200)                 --
   Repayment of installment loans                                        (2,549)               (3,772)
                                                                       --------              --------
      Net cash (used in) provided by financing activities                (5,549)               18,250
                                                                       --------              --------

Net (decrease) increase in cash                                          (9,492)                1,579
Cash at beginning of year                                                11,185                 3,547
                                                                       --------              --------

Cash at end of period                                                  $  1,693              $  5,126
                                                                       ========              ========



Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $  2,287              $  1,734
                                                                       ========              ========

                                        See notes to financial statements

                                                      5



                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                    Notes to Financial Statements (Unaudited)



1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

PLAN of OPERATION

     GENERAL. Panache sells women's apparel on a wholesale basis under its trade name, "The Ollie Collection" primarily through its display showrooms at the Denver Merchandise Mart (the "Mart"). Panache also sells women's apparel and takes orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represents several different manufacturers of women's apparel and accessories and also buys and resells women's apparel and accessories for its own account, for resale. Panache maintains permanent showrooms with 1,200 sq. ft. of merchandise display space, which comprises the largest women's apparel square footage at The Denver Merchandise Mart, located at 451 East 58th Avenue, Denver, Colorado 80216. The Mart is a huge, multi-story, multi-building complex devoted to wholesale trade and to trade shows, and is one of the premier facilities of its kind in the world. Panache is open for business throughout the year, except on Fridays and major holidays. Panache accepts as payment checks, cash and credit cards. For further information on Panache's plan of operation and business, please consult Panache's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

     COMPETITION. The wholesale womens' apparel and accessories business in which Panache operates is highly competitive. Panache competes in the Rocky Mountain region with numerous companies, some of which are larger than it in terms of resources and market share, more experienced in the industry, and some of whom represent better and more profitable lines. There are two types of representatives: (i) those who lease permanent showrooms at a permanent wholesale facility like The Denver Merchandise Mart or maintain other facilities, and (ii) those who work from their homes, who tend to be smaller participants in the market.

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

     EMPLOYEES. As of the date of this filing, Panache has only one full time employee, Dean Wicker, and two part-time employees. Its employees must be experienced in women's apparel sales and marketing on the wholesale level. Panache is non-union and believes that its relationship with its employees is good.

RESULTS OF OPERATIONS

     FIRST QUARTER 2003 - During the quarter ended March 31, 2003, Panache had sales of $23,910 and a net loss of $10,549. Panache's cost of sales was $10,552. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $2,287.

     FIRST QUARTER 2002 - During the quarter ended March 31, 2002, Panache had sales of $35,127 and a net loss of $10,700. Panache's cost of sales was $23,559. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $1,734.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $1,693 at March 31, 2003. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Panache has two installment loans totaling $4,883 that mature in 2003. Monthly payments of $1,318 are required. Dean Wicker has made loans to Panache totaling $84,932. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, a director of the Company and former CEO, President and CFO prior to the Panache Exchange, has made loans to Company totaling $26,973. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

     Pananche did not make any capital expenditures during the quarter. Other than the lease of its showrooms, the Company is not a party to any material contracts. However, Panache will incur routine fees and expenses incident to its reporting duties as a public company. The Company estimates these costs at $12,500 for the year ending December 31, 2003.

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of March 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.      Exhibits and Reports on Form 8-K.

     (a) EXHIBITS. The following exhibits are filed as part of this report.

              31 Certification of the Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification of the Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  November 13, 2003


                                   NEWSEARCH, INC.

                                    By /s/ Dean Wicker
                                       -----------------------------------------
                                           Dean Wicker, Chief Executive Officer,
                                           President and Chief Financial Officer