Form 10QSB
period 2003-06-30
NEWSEARCH INC
filed 2003-12-02
CIK 751406

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2003                  Commission File No. 0-30303


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

                                TABLE OF CONTENTS


            PART I.        FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of June 30, 2003.............................................   3

            Statements of Operations (Unaudited):

            For the three and six months ended June 30, 2003 and 2002.......   4

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2003 and 2002.................   5

            Notes to Financial Statements (Unaudited) ......................   6

Item 2.     Management's Discussion and Analysis or Plan of Operation.......   7

Item 3.     Controls and Procedures.........................................   9

            PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ...............................  10

            Signatures......................................................  10

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                            Balance Sheet (Unaudited)
                                  June 30, 2003



                                     ASSETS

Current assets:
   Cash                                                               $     213
   Inventory                                                             16,418
                                                                      ---------
        Total current assets                                             16,631

Equipment - at cost:
   Office equipment                                                       1,075
   Automobiles                                                            3,000
   Leasehold improvements                                                26,310
   Less accumulated depreciation                                        (18,671)
                                                                      ---------
                                                                         11,714
Other assets:
   Goodwill, net                                                         30,454
   Deposits                                                               3,353
                                                                      ---------
                                                                         33,807
                                                                      ---------
Total assets                                                          $  62,152
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $  22,133
   Accrued payroll - related expenses                                     1,768
   Current portion of installment debt                                    1,020
                                                                      ---------
        Total current liabilities                                        24,921

Long term liabilities:
   Stockholder loans                                                    119,260

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
     50,000,000 shares;  shares issued - none                              --
   Common stock; $.001 par value;
     authorized - 100,000,000 shares;
     issued and outstanding - 1,150,250                                   1,701
   Additional paid-in capital                                             6,361
   Accumulated deficit                                                  (90,091)
                                                                      ---------
                                                                        (82,029)
                                                                      ---------
Total liabilities and stockholders' deficit                           $  62,152
                                                                      =========

                       See notes to financial statements


                                                        NEWSEARCH, INC.
                                                       dba PANACHE, INC.
                                              Statements of Operations (Unaudited)



                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------         -------------------------------
                                                 2003               2002               2003                 2002
                                            ------------        -----------         -----------         -----------
Sales revenue                               $    15,553         $    25,203         $    39,463         $    60,329

Cost of sales                                     7,219              14,316              17,771              37,875
                                            -----------         -----------         -----------         -----------

    Gross profit                                  8,334              10,887              21,692              22,454

General and administrative expenses              15,714              21,398              37,334              41,932
                                            -----------         -----------         -----------         -----------

    Loss from operations                         (7,380)            (10,511)            (15,642)            (19,478)

Other expense:
    Interest                                      2,391               1,832               4,678               3,566
                                            -----------         -----------         -----------         -----------

Net loss applicable to
    common stockholders                     $    (9,771)        $   (12,343)        $   (20,320)        $   (23,044)
                                            ===========         ===========         ===========         ===========

Basic and diluted net loss
    per common share                        $     (.008)        $     (.008)        $     (.018)        $     (.014)
                                            ===========         ===========         ===========         ===========

Weighted average number of
    common shares outstanding                 1,150,250           1,500,250           1,150,250           1,600,095
                                            ===========         ===========         ===========         ===========

                                                   See notes to financial statements

                                                                  4







                                                NEWSEARCH, INC.
                                               dba PANACHE, INC.
                                   Statements of Cash Flows (Unaudited)



                                                                             Six Months Ended
                                                                                June 30,
                                                                     -------------------------------
                                                                       2003                   2002
                                                                     --------               --------

Cash flows from operating activities:
   Net loss                                                          $(20,320)              $(23,044)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                     2,183                  4,286
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                       396                   (100)
         Decrease in inventories                                       11,500                    255
         Decrease in prepaid expense                                     --                      553
         Decrease in accounts payable                                  (3,000)                (8,409)
         Increase in accrued payroll-related expenses                     327                     41
                                                                     --------               --------
      Net cash used in operating activities                            (8,914)               (26,418)

Cash flows from investing activities:
      Net cash used in investing activities                              --                     --

Cash flows from financing activities:
   Proceeds from stockholder loans                                      9,554                 31,896
   Repayment of stockholder loans                                      (5,200)                  --
   Repayment of installment loans                                      (6,412)                (7,652)
                                                                     --------               --------
      Net cash (used in) provided by financing activities              (2,058)                24,244
                                                                     --------               --------

Net (decrease) in cash                                                (10,972)                (2,174)
Cash at beginning of year                                              11,185                  3,547
                                                                     --------               --------

Cash at end of period                                                $    213               $  1,373
                                                                     ========               ========



Supplemental disclosure of cash flow information:
   Cash paid for interest                                            $     52               $    779
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

RESULTS OF OPERATIONS

     SECOND QUARTER 2003 - During the three and six months ended June 30, 2003, Panache had sales of $15,553 and $39,463. Panache incurred a net loss of $9,771 and $20,320. Panache's cost of sales were $7,219 and $17,771. The decrease in sales is the direct result of the economic recession in the United States and
911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $4,678.

     SECOND QUARTER 2002 - During the three and six months ended June 30, 2002, Panache had sales of $25,203 and $60,329. Panache incurred a net loss of $12,343 and $23,044. Panache's cost of sales were $13,078 and $36,637. The decrease in sales is the direct result of the economic recession in the United States and
911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $779.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $213 at June 30, 2003. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Panache has an installment loan of $1,020 that matures in 2003. Dean Wicker has made loans to Panache totaling $91,758. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, a director of the Company and former CEO, President and CFO prior to the Panache Exchange, has made loans to Company totaling $27,502. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of June 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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