Form 10QSB
period 2003-09-30
NEWSEARCH INC
filed 2003-12-02
CIK 751406

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2003             Commission File No. 0-30303


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

                          Yes            No    X
                              -----          -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of October 31, 2003 are as follows:

                Class of Securities                    Shares Outstanding
           ----------------------------                ------------------
           Common Stock, $.001 par value                   1,150,250

================================================================================

                                TABLE OF CONTENTS


            PART I.        FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of September 30, 2003........................................   3

            Statements of Operations (Unaudited):

            For the three and nine months ended September 30, 2003 and 2002.   4

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2003 and 2002...........   5

            Notes to Financial Statements (Unaudited).......................   6

Item 2.     Management's Discussion and Analysis or Plan of Operation.......   7

Item 3.     Controls and Procedures.........................................   9

            PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K................................  10

            Signatures......................................................  10

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                            Balance Sheet (Unaudited)
                               September 30, 2003



                                     ASSETS

Current assets:
   Cash                                                               $      54
   Inventory                                                             19,418
                                                                      ---------
        Total current assets                                             19,472

Equipment - at cost:
   Office equipment                                                       1,075
   Automobiles                                                            3,000
   Leasehold improvements                                                26,310
   Less accumulated depreciation                                        (19,762)
                                                                      ---------
                                                                         10,623
Other assets:
   Goodwill, net                                                         30,454
   Deposits                                                               3,353
                                                                      ---------
                                                                         33,807
                                                                      ---------
Total assets                                                          $  63,902
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $  20,133
   Accrued payroll - related expenses                                       650
                                                                      ---------
        Total current liabilities                                        20,783

Long term liabilities:
   Stockholder loans                                                    132,170

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
     50,000,000 shares; shares issued - none                               --
   Common stock; $.001 par value;
     authorized - 100,000,000 shares;
     issued and outstanding - 1,150,250                                   1,701
   Additional paid-in capital                                             6,361
   Accumulated deficit                                                  (97,113)
                                                                      ---------
                                                                        (89,051)
                                                                      ---------
Total liabilities and stockholders' deficit                           $  63,902
                                                                      =========

                        See notes to financial statements


                                                          NEWSEARCH, INC.
                                                         dba PANACHE, INC.
                                               Statements of Operations (Unaudited)



                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                             -------------------------------        ------------------------------
                                                2003                 2002              2003                2002
                                             -----------         -----------        -----------         -----------
Sales revenue                                $    21,167         $    41,114        $    60,630         $   101,443

Cost of sales                                     10,162              13,315             27,933              51,190
                                             -----------         -----------        -----------         -----------

    Gross profit                                  11,005              27,799             32,697              50,253

General and administrative expenses               16,040              15,294             53,374              57,226
                                             -----------         -----------        -----------         -----------

    Income (loss) from operations                 (5,035)             12,505            (20,677)             (6,973)

Other expense:
    Interest                                       1,987               1,958              6,665               5,524
                                             -----------         -----------        -----------         -----------

Net income (loss) applicable to
    common stockholders                      $    (7,022)        $    10,547        $   (27,342)        $   (12,497)
                                             ===========         ===========        ===========         ===========

Basic and diluted net income (loss)
    per common share                         $     (.006)        $      .007        $     (.024)        $     (.008)
                                             ===========         ===========        ===========         ===========

Weighted average number of
    common shares outstanding                  1,150,250           1,566,448          1,150,250           1,500,250
                                             ===========         ===========        ===========         ===========

                                               See notes to financial statements

                                                              4







                                                 NEWSEARCH, INC.
                                                dba PANACHE, INC.
                                       Statements of Cash Flows (Unaudited)



                                                                       Nine Months Ended
                                                                          September 30,
                                                                --------------------------------
                                                                  2003                   2002
                                                                --------                --------

Cash flows from operating activities:
   Net loss                                                     $(27,342)               $(12,497)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                3,274                   4,430
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                  396                    (100)
         Decrease in inventories                                   8,500                     255
         Decrease in prepaid expense                                --                    (2,099)
         Decrease in accounts payable                             (5,000)                 (8,409)
         Decrease in accrued payroll-related expenses               (791)                     (9)
                                                                --------                --------
      Net cash used in operating activities                      (20,963)                (18,429)

Cash flows from investing activities:
      Net cash used in investing activities                         --                      --

Cash flows from financing activities:
   Proceeds from stockholder loans                                22,464                  30,057
   Repayment of stockholder loans                                 (5,200)                   --
   Repayment of installment loans                                 (7,432)                 (8,656)
                                                                --------                --------
      Net cash provided by financing activities                    9,832                  21,401
                                                                --------                --------

Net (decrease) increase in cash                                  (11,131)                  2,972
Cash at beginning of year                                         11,185                   3,547
                                                                --------                --------

Cash at end of period                                           $     54                $  6,519
                                                                ========                ========



Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $     74                $  1,107
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

RESULTS OF OPERATIONS

     Third QUARTER 2003 - During the three and nine months ended September 30, 2003, Panache had sales of $21,167 and $60,630. Panache incurred a net loss of $7,409 and $28,499. Panache's cost of sales were $10,162 and $27,933. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $1,987.

     Third QUARTER 2002 - During the three and nine months ended September 31, 2002, Panache had sales of $41,114 and $101,443. Panache had net income of $10,547 for the three months and a net loss of $(12,497) for the nine months. Panache's cost of sales were $13,315 and $51,190. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel and other office costs and supplies. The Company incurred interest expense of $5,524.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $54 at September 30, 2003. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Dean Wicker has made loans to Panache totaling $104,140. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, a director of the Company and former CEO, President and CFO prior to the Panache Exchange, has made loans to Company totaling $28,030. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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