Form 10KSB
period 2003-12-31
NEWSEARCH INC
filed 2004-11-17
CIK 751406

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2003                    Commission File No. 0-30303

                                 NEWSEARCH, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                              84-1522846
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


      451 East 58th Avenue,  Unit 3574
          Denver, Colorado  80216                          (303) 296-0469
-----------------------------------------           ---------------------------
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

         Yes  [ X ]   No  [    ]

     The registrant's revenues for its most recent fiscal year were $73,378.

     The aggregate market value of the 100,250 shares of common stock of the registrant held by non-affiliates on September 30, 2004, was not determinable.

     At September 30, 2004 a total of 1,150,250 shares of common stock were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.      Description of Business......................................    3

Item 2.      Description of Property......................................    7

Item 3.      Legal Proceedings............................................    7

Item 4.      Submission of Matters to a Vote of Security Holders..........    7


                                     PART II

Item 5.      Market for the Registrant's Common Equity and
             Related Stockholder Matters .................................    7

Item 6.      Management's Discussion and Analysis or Plan of Operation....    9

Item 7.      Financial Statements.........................................   11

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................   11

Item 8A.     Controls and Procedures......................................   11


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............   11

Item 10.     Executive Compensation.......................................   13

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management...................................................   15

Item 12.     Certain Relationships and Related Transactions...............   16

Item 13.     Exhibits and Reports on Form 8-K.............................   17

Item 14.     Principal Accountant Fees and Services.......................   18

             Financial Statements ........................................  F-1

             Signatures...................................................   19

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

CURRENT BUSINESS

     As of December 31, 2003 and through July 31, 2004, Panache sells women's apparel on a wholesale basis under its trade name, "The Ollie Collection" primarily through its display showrooms at the Denver Merchandise Mart (the "Mart"). Panache also sells women's apparel and takes orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represents several different manufacturers of women's apparel and accessories and also buys and resells women's apparel and accessories for its own account, for resale. Panache maintained permanent showrooms with 1,200 sq. ft. of merchandise display space, which comprises the largest women's apparel square footage at The Denver Merchandise Mart, located at 451 East 58th Avenue, Denver, Colorado 80216. The Mart is a huge, multi-story, multi-building complex devoted to wholesale trade and to trade shows, and is one of the premier facilities of its kind in the world.

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

     In July, 2004, Panache elected not to renew its lease at the Denver Merchandise Mart and effectively curtailed its wholesale operations indefinitely.

ADVERTISING AND MARKETING OF APPAREL

     Effective December 31, 2003 and through July 31, 2004, Panache advertises in The Denver Merchandise Mart's annual directory of all wholesale showrooms. Additionally, Panache places advertising for each specific directory of each market held at The Denver Merchandise Mart. There are five women's apparel shows, and two major Western apparel shows. Panache advertises in each directory. Panache also places advertising in the four Billings, Montana market directories. Prior to each show, Panache employees telephone the appropriate retail stores for appointments. Follow-up post cards are then mailed to confirm appointments.

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

EMPLOYEES

     At December 31, 2003, Panache has only one full time employee, Dean Wicker, and two part-time employees. Its employees must be experienced in women's apparel sales and marketing on the wholesale level. Panache is non-union and believes that its relationship with its employees is good.

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

     NO CURRENT PLANS FOR EXPANSION. The United States economy must improve before Panache will consider expanding its operations. In the event the economy improves sufficiently in its judgment to permit expansion, we intend to add other locations or lease additional space at The Denver Merchandise Mart. However, no definitive plans have been drawn up in this regard, since the timing of a general economic recovery cannot be predicted.

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

Item 2.      DESCRIPTION OF PROPERTIES

     At December 31, 2003, Panache operates its wholesale women's apparel business from rented showrooms located in the Denver Merchandise Mart, Denver, Colorado. Panache occupies several units there, comprising a total of 1,296 sq. ft., of which 1,200 sq. ft. is devoted to merchandise displays. Panache leases these facilities at an aggregate monthly rental cost of $1,978 and the leases have 7 months remaining. Panache has a renewal option to extend this lease either 12, 24 or 36 months. Panache has improved the display areas of these rental units at its own expense. These facilities at the current time are adequate for Panache's operations. In management's opinion, Panache has adequate insurance coverage on these facilities and the display inventory. In July, 2004 Panache elected not to renew its lease at the Denver Merchandise Mart, thus curtailing its wholesale business indefinitely and liquidating all inventory.

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2003, and no meeting of shareholders was held.


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

SHAREHOLDERS

     Panache has 145 shareholders of record as reported by Computershare Trust Company, Inc., the Company's transfer agent. Panache has 1,150,250 common shares issued and outstanding, of which (i) 100,250 shares are unrestricted and not held by affiliates, (ii) 697,900 shares are restricted but subject to Rule 144 and held by two affiliates, and (iii) 352,100 shares are restricted and held by Dean Wicker, the Company's CEO, President and Chief Financial Officer. No shareholder has entered into a lock-up or similar agreement as to his common shares.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information, as of December 31, 2003 with respect to Panache's compensation plans and individual compensation arrangements to which Panache is a party, if any, under which any equity securities of Panache are authorized for issuance.

----------------------------------------------------------------------------------------------------------
                                          Number of securities     Weighted average
                                            to be issued upon     exercise price of         Number of
                                               exercise of           outstanding            securities
                                          outstanding options,    options, warrants    remaining available
Plan category                               warrants and rights        and rights      for future issuance
----------------------------------------------------------------------------------------------------------
                                                  (a)                     (b)                  (c)
----------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders

2002 EMPLOYEE STOCK
   COMPENSATION PLAN                              -0-                     N/A               3,000,000

2002 COMPENSATORY STOCK
   OPTION PLAN                                    -0-                     N/A               3,000,000

----------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders

NONE                                              N/A                     N/A                  N/A
----------------------------------------------------------------------------------------------------------
Total                                             -0-                                       6,000,000
----------------------------------------------------------------------------------------------------------

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

     Comparison of 2003 to 2002

     For the year ended December 31, 2003, Panache had sales of $73,378 and a net loss of $95,422, as compared to sales of $130,028 and a net loss of $21,407 for the year ended December 31, 2002. The Company's cost of sales for 2003 was

$18,826 as compared to $64,806 for 2002. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses in 2003 related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred a goodwill impairment charge of $30,454 in 2003. The Company incurred interest expense of $9,421 in 2003 versus $8,152 in 2002.

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

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $284 at December 31, 2003. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Dean Wicker has made loans to Panache totaling $110,188. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, formerly a Director, CEO, President and CFO of the Company, has made loans to Company totaling $28,559. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

     Panache did not make any capital expenditures in 2003. Other than the lease of its showrooms, Panache is not a party to any material contracts. However, Panache will incur routine fees and expenses incident to its reporting duties as a public company. The Company estimates these costs at $12,500 for the year ending December 31, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Panache does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A.     CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of December 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

      Name            Age                        Position
      ----            ---                        --------

   Dean Wicker         64             Director, Chairman of the Board,
                                      CEO, President and Chief Financial Officer

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

COMMITTEES AND BOARD MEETINGS

     Panache does not have a standing audit, nominating or compensation committee or any committee performing a similar function although Panache intends to form such committees in the future after it combines with an operating entity.

NO AUDIT COMMITTEE FINANCIAL EXPERT

     Panache does not have any audit committee financial expert serving on its board of directors. Panache currently is a company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, Panache has no capital resources and very little business or financial activity. Therefore, Panache can not afford to retain a qualified audit committee financial expert, nor does its business or financial activities currently require the retention of such an expert.

CODE OF ETHICS

     On May 6, 2004, Panache's board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. Panache has filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

Item 10.     EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2003 and 2002 and through the date of this report, Panache has not paid any executive officer or director any cash or cash equivalent compensation. Panache has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Panache will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2003 and 2002 and through the date of this report, no director or executive officer has received compensation from Panache pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Panache, although Panache anticipates that it will compensate its officers and directors for services to Panache with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of Panache's Chairman of the Board, Directors, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2003, 2002 and 2001. Such officers are sometimes collectively referred to below as the "Named Officers."


                                            SUMMARY COMPENSATION TABLE

                                                          Long-Term Compensation
                                                          ------------------------
                            Annual Compensation                    Awards              Payouts
                       -----------------------------      ------------------------     -------
     (a)                (b)    (c)      (d)      (e)         (f)            (g)          (h)          (i)
                                                                         Securities                   All
  Name and                                                Restricted     Underlying      ($)         Other
  Principal                    ($)      ($)      ($)        Stock         Options        LTIP        Compen-
  Position             Year   Salary   Bonus    Other     Awards($)      & SARs(#)      Payouts     sation($)
------------------     ----   ------   -----    -----     ----------     ---------      -------     ---------

Dean Wicker (1)        2003   $  -0-    None    None         None          None          None          None
 Chairman, CEO,        2002   $  -0-    None    None         None          None          None          None
 President and CFO     2001   $  -0-    None    None         None          None          None          None

William Johnson (1)    2003   $  -0-    None    None         None          None          None          None
 Former Director       2002   $  -0-    None    None         None          None          None          None
                       2001   $  -0-    None    None         None          None          None          None

Irwin Krushansky (2)   2003   $  -0-    None    None         None          None          None          None
 Former Director,      2002   $  -0-    None    None         None          None          None          None
 President and CFO     2001   $  -0-    None    None         None          None          None          None

     (1) Dean Wicker and William Johnson became executive officers or directors of the Company on December 2, 2002. Mr. Johnson resigned as a director on December 29, 2003. Neither Mssrs. Wicker or Johnson received any compensation from Panache, Inc. in 2003, 2002 or 2001, and Mr. Wicker will receive no compensation from Panache, Inc. in 2004.

     (2) Irwin Krushansky was an executive officer and director of the Company in 2002 and 2001. Mr Krushansky resigned as a director on December 18, 2003.

     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2003, 2002 or 2001, nor currently receives any such compensation. The Company may implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                      Individual Grants
-------------------------------------------------------------------------------------------------------------
      (a)                      (b)                   (c)                    (d)                     (e)
                            Number of            % of Total
                            Securities          Options/SARs
                            Underlying           Granted to
                           Options/SARs           Employees           Exercise or Base
   Name (1)                  Granted            in Fiscal Year           Price($/Sh)          Expiration Date
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

Dean Wicker (1)                None                  N/A                    N/A                     N/A
William B. Johnson (1)         None                  N/A                    N/A                     N/A
Irwin Krushansky (2)           None                  N/A                    N/A                     N/A

                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                             and FISCAL-YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------
   (a)                          (b)                   (c)                   (d)                     (e)
                                                                        Number of
                                                                        Securities                Value of
                                                                        Underlying              Unexercised
                                                                        Unexercised             In-the-Money
                                                                        Options/SARs            Options/SARs
                                                                        at FY-End (#)           at FY-End ($)

                           Shares Acquired                              Exercisable/            Exercisable/
   Name (1)                  on Exercise      Value Realized($)         Unexercisable           Unexercisable
---------------------        -----------      -----------------        -------------            -------------

Dean Wicker (1)                None                  N/A                    N/A                     N/A
William B. Johnson (1)         None                  N/A                    N/A                     N/A
Irwin Krushansky (2)           None                  N/A                    N/A                     N/A

     (1) Dean Wicker and William B. Johnson became executive officers or directors of the Company on December 2, 2002. Mr. Johnson resigned as a director on December 29, 2003.

     (2) Irwin Krushansky was an executive officer and director of the Company in 2002 and 2001. Mr Krushansky resigned as a director on December 18, 2003.

     None of the Named Officers exercised any options or SARs during the fiscal year ended December 31, 2003.

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

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP

     The following table sets forth, as of September 30, 2004, the stock ownership of each executive officer and director of Panache, of all executive officers and directors of Panache as a group, and of each person known by Panache to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of Panache, except as may be otherwise noted.

    Name and Address              Amount & Nature
     of Beneficial                  of Beneficial                    Percent
         Owner                       Ownership                       of Class
-------------------------         ----------------                   --------

**Dean Wicker                         352,100                          30.6%
7786 South Forest Street
Littleton, CO 80122

Irwin Krushansky                      352,400                          30.6%
7706 East Napa Place
Denver, CO 80237

Egin Bresnig                          347,900                          30.2%
8037 South Datura Way
Littleton, CO 80122

** All officers and directors         352,100                          30.6%
as a group (1 person)

     Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with Newsearch, the current officers and directors of Newsearch may be deemed to be "promoters" and "founders" of Newsearch.

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

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2003 and 2002, Panache was indebted to its officers, directors and control shareholders for loans and costs advanced on behalf of Panache in the amount of $138,747 and $114,906, respectively. Panache has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Panache, loan money or otherwise provide funds to Panache, although management expects that one or more of such persons may make funds available to Panache in the event of need to cover operating expenses.

     No officer, director or employee of Panache received a salary of $60,000 or more in 2003 or 2002. There were no transactions, or series of transactions, for the years ended December 31, 2003 or 2002, nor are there any currently proposed transactions, or series of transactions, to which Panache is (or Panache was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Panache any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

 2.1    Stock Exchange Agreement and Plan of Reorganization
        dated August 20, 2002, among the Company, Panache, Inc.
        and the shareholders of Panache, Inc. ............................    3

 3.1    Articles of Incorporation of Panache, Inc. as filed with
        the Colorado Secretary of State on May 1, 1998 ...................    3

 3.2    Bylaws of Panache, Inc. ..........................................    3

 4.1    Specimen common stock certificate ................................    2

10.1    2002 Compensatory Stock Option Plan ..............................    3

10.2    2002 Employee Stock Compensation Plan ............................    3

 14     Code of Ethics ...................................................    1

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for the fiscal years ended December 31, 2003 and 2002 for professional services rendered by Comiskey & Company for the review and audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $11,921 and $3,943, respectively.

AUDIT - RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

PRE-APPROVAL POLICIES AND PROCEDURES

     On May 6, 2004 Panache's board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for Panache by its independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized Panache's independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by Panache's auditor would be sought from the Board. Panache's board of directors also appointed and authorized Dean Wicker to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for Panache by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

     The percentage of audit-related, tax and other services that were approved by the board of directors is zero.

INDEX TO FINANCIAL STATEMENTS.

    Independent Accountant's Report.......................................  F-1

    Report of Independent Registered Public Accounting Firm...............  F-2

    Consolidated Balance Sheet as of December 31, 2003....................  F-3

    Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002 ...........................................  F-4

    Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended December 31, 2003 and 2002........................  F-5

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002............................................  F-6

    Notes to Consolidated Financial Statements ...........................  F-7

                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders of
Newsearch, Inc.
dba Panache, Inc.

We have reviewed the consolidated balance sheet of Newsearch, Inc. dba Panache, Inc. as of December 31, 2003, and the related consolidated statements of income and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado                                     /s/ Comiskey & Company
October 25, 2004
                                                     PROFESSIONAL CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Newsearch, Inc.
dba Panache, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows for Newsearch, Inc. dba Panache, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Newsearch, Inc. dba Panache, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado                                     /s/ Comiskey & Company
May 19, 2003
                                                     PROFESSIONAL CORPORATION

                                 NEWSEARCH, INC.
                                dba Panache, Inc.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

    ASSETS
CURRENT ASSETS
 Cash                                                                 $     284
 Inventory                                                               16,202
                                                                      ---------
     Total current assets                                                16,486

EQUIPMENT - AT COSTS
 Office equipment                                                         1,075
 Automobiles                                                              3,000
 Leasehold improvements                                                  26,310
 Less accumulated depreciation                                          (20,853)
                                                                      ---------
                                                                          9,532
OTHER ASSETS
 Deposits                                                                 1,958
                                                                      ---------

TOTAL ASSETS                                                          $  27,976
                                                                      =========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable                                                     $  12,604
 Accrued payroll-related expenses                                         1,076
 Accrued liabilities                                                      9,506
                                                                      ---------
     Total current liabilities                                           23,186

LONG-TERM LIABILITIES
 Stockholder loans                                                      138,747

STOCKHOLDERS' DEFICIT
 Preferred stock; $0.001 par value, 50,000,000 shares
  authorized; no shares issued and outstanding                             --
 Common stock, $0.001 par value, 100,000,000 shares
  authorized; 1,150,250 shares issued and outstanding                     1,701
 Additional paid-in capital                                              29,535
 Accumulated deficit                                                   (165,193)
                                                                      ---------
                                                                       (133,957)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  27,976
                                                                      =========


                 See notes to consolidated financial statements.

                                 NEWSEARCH, INC.
                                dba Panache, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2003 and 2002


                                                         2003           2002
                                                     -----------    -----------
                                                                      (audited)

Sales revenue                                        $    57,206    $   130,028
Commission revenue                                        16,172           --
                                                     -----------    -----------
   Total revenue                                          73,378        130,028

Cost of sales                                             18,826         64,806
                                                     -----------    -----------

   Gross profit                                           54,552         65,222

Operating expenses
 General and administrative expenses                     110,099         78,477
 Goodwill impairment charge                               30,454           --
                                                     -----------    -----------
   Total operating expenses                              140,553         78,477
                                                     -----------    -----------

   Loss from operations                                  (86,001)       (13,255)

Other expense
 Interest                                                  9,421          8,152
                                                     -----------    -----------

Net loss applicable to common
 stockholders                                        $   (95,422)   $   (21,407)
                                                     ===========    ===========

Basic and diluted net loss per
 common share                                        $     (0.08)   $     (0.01)
                                                     ===========    ===========

Weighted average number of
 common shares outstanding                             1,150,250      1,461,543
                                                     ===========    ===========


                 See notes to consolidatd financial statements.


                                                             NEWSEARCH, INC.
                                                            dba Panache, Inc.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                              For the years ended December 31, 2003 and 2002


                                            Preferred Stock              Common Stock
                                         -----------------------    -----------------------  Additional
                                           Number                    Number                    Paid-in    Accumulated
                                         of Shares      Amount      of Shares      Amount      Capital      Deficit        Total
                                         ----------   ----------    ---------    ----------   ----------   ----------    ----------

Balance at December 31, 2001                   --     $     --      5,050,000    $     --     $    3,650   $  (18,202)   $  (14,552)

Recapitalization of
  private company                              --           --     (3,899,750)        1,701        2,711      (30,162)      (25,750)

Net loss                                       --           --           --            --           --        (21,407)      (21,407)
                                         ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2002 (audited)         --           --      1,150,250         1,701        6,361      (69,771)      (61,709)

Capital contribution                           --           --           --            --         23,174         --          23,174

Net loss                                       --           --           --            --           --        (95,422)      (95,422)
                                         ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2003                   --     $     --      1,150,250    $    1,701   $   29,535   $ (165,193)   $ (133,957)
                                         ==========   ==========   ==========    ==========   ==========   ==========    ==========


                                              See notes to consolidatd financial statements.




                                        NEWSEARCH, INC.
                                       dba Panache, Inc.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the years ended December 31, 2003 and 2002


                                                                      2003                  2002
                                                                    --------              --------
                                                                                          (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $(95,422)             $(21,407)
 Adjustments to reconcile net loss to net
  cash flows from operating activities:
  Depreciation and amortization                                        4,366                 5,907
  Goodwill impairment charge                                          30,454                  --
  Changes in assets and liabilities:
   Accounts receivable                                                   396                  (396)
   Inventory                                                          11,716                (9,098)
   Deposits                                                            1,395                  --
   Accounts payable                                                  (12,529)                8,989
   Accrued payroll-related expenses                                     (365)                  797
   Accrued liabilities                                                 9,506                  --
                                                                    --------              --------

        Net cash used in operating activities                        (50,483)              (15,208)

CASH FLOWS FROM INVESTING ACTIVITES
        Net cash used in investing activities                           --                    --

CASH FLOWS FROM FINANCING ACTIVITES
 Capital contribution                                                 23,174                  --
 Proceeds from stockholder loans                                      29,040                38,591
 Repayment of stockholder loans                                       (5,200)                 --
 Repayment of installment debt                                        (7,432)              (15,745)
                                                                    --------              --------

        Net cash provided by financing activities                     39,582                22,846
                                                                    --------              --------

NET INCREASE (DECREASE) IN CASH                                      (10,901)                7,638

CASH, BEGINNING OF YEAR                                               11,185                 3,547
                                                                    --------              --------

CASH, END OF YEAR                                                   $    284              $ 11,185
                                                                    ========              ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                             $     74              $  1,389
                                                                    ========              ========


                         See notes to consolidated financial statements.




                                 NEWSEARCH, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

1.   Organization and Nature of Operations
     -------------------------------------
     Organization
     Newsearch, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 3, 1999. The principal office of the corporation is 451 East 58th Avenue, Unit 3574, Denver, Colorado 80216.

     On August 20, 2002, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Panache, Inc., a Colorado corporation ("Panache"), and the two majority shareholders of Panache. Among other things, the Agreement provided for the Company's purchase from the Panache shareholders of over 90% of the issued and outstanding capital stock of Panache (4,970,000 of 5,050,000 shares) in exchange for the Company's issuance of 700,000 shares of its authorized but unissued common stock, $.001 par value (the "Exchange Shares"), to the Panache shareholders (the "Panache Exchange"). Effective December 2, 2002, the Company underwent a change of control in connection with the consummation of the Panache Exchange in which (i) the directors of the Company resigned, and the directors of Panache became the Company's board of directors; (ii) the Company's executive officers resigned their positions, and the new board of directors appointed replacement officers, all of whom are officers of Panache; and (iii) the former Panache shareholders as a group became the holder of 700,000 shares of the Company's common stock, out of approximately 1,150,250 shares issued and outstanding immediately after the Panache Exchange. Newsearch plans to change its name to Panache, Inc. in 2004.

     Panache is considered the accounting acquirer, and the accompanying financial statements include the operations of Panache from the earliest period presented. The transaction with Newsearch, Inc. is presented as a recapitalization of Panache.

     Prior to the Panache Exchange, the Company was considered as a blind pool or blank check company for the purpose of seeking to complete a merger or business acquisition transaction, as a successor to a previous company, which was also named Newsearch, Inc. ("Old Newsearch"). The Company is authorized to issue 100,000,000 shares of $.001 par value stock and 50,000,000 shares of $.001 par value preferred stock.

     Nature of Operations
     The Company is a women's fashion apparel merchandise wholesaler with operations in Colorado.

2.   Summary of Significant Accounting Policies
     ------------------------------------------
     Accounting Method
     The Company records income and expenses on the accrual method.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                                 NEWSEARCH, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

     Goodwill and Covenant Not to Compete
     Goodwill resulting from an acquisition consists of the excess of the acquisition cost over the fair value of net assets acquired. Prior to January 1, 2003, goodwill was amortized on a straight-line basis over 15 years.

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2003. Under SFAS No. 142, goodwill is no longer amortized, but is instead tested for impairment annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If goodwill is determined to be impaired, an impairment loss will be recognized to the extent that the carrying value exceeds the implied fair value. In 2003 the Company recorded an impairment loss for goodwill of $30,454.

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

     Compensated Absences
     Employees of the Company are entitled to compensated absences depending on job classification, length of service, and other factors. At December 31, 2003 and 2002, the minimal amounts remaining unused by employees could not be reasonably estimated and, accordingly, no provision is recorded.

     Sales Revenue
     The Company records sales revenue at the time the merchandise is shipped. Commission income is recognized when the right to receive it is established through sale or as other contractual requirements are met. General and administrative expenses are charged as incurred to periodic income.

                                 NEWSEARCH, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Repairs and Maintenance
     Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

     Loss per Share
     Loss per share was computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding was calculated as if the recapitalization of Panache was effective at the beginning of the earliest period presented.

     Consideration of Comprehensive Income Items
     For the years ended December 31, 2003 and 2002, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   Income Taxes
     ------------
     The Company has Federal net operating loss carryforwards of approximately $116,000 expiring in the year 2023. The tax benefit of these net operating losses is approximately $22,000 and has been offset by a full allowance for realization. For the years ended December 31, 2003 and 2002, the allowance increased by $18,000 and $4,000, respectively.

4.   Related Party Transactions
     --------------------------
     Note Payable
     The Company has an unsecured note payable to a stockholder that accrues interest at 8.00%. Accrued interest is added annually to the note balance. The balance was $110,188 and $88,462 at December 31, 2003 and 2002, respectively. Interest expense was $7,640 and $6,070 for the years ended December 31, 2003 and 2002, respectively.

     The Company has an unsecured note payable to a stockholder that accrues interest at 8.00%. Accrued interest is added annually to the note balance. The balance was $28,559 and $26,444 at December 31, 2003 and 2002, respectively. Interest expense was $2,116 and $694 for the years ended December 31, 2003 and 2002, respectively.

5.   Stockholders' Deficit
     ---------------------
     The Company is authorized to issue 100,000,000 shares of $.001 par value stock and 50,000,000 shares of $.001 par value preferred stock.

     The Company issued 700,000 shares for the merger with Panache, Inc. in December 2002. These shares have been valued at $0.001 per share.

     Capital contributions of $23,174 were made in 2003 by companies controlled by the Company's majority stockholders.

     The Company has 1,150,250 shares of its $.001 par value common stock issued and outstanding as of December 31, 2003.

                                 NEWSEARCH, Inc.
                                dba Panache, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

6.   Stock Option and Stock Compensation Plans
     -----------------------------------------
     The Company established an Employee Stock Compensation Plan (the "Compensation Plan") effective October 15, 2002. A total of 3,000,000 common shares are reserved for issuance pursuant to the Compensation Plan. Awards are at the discretion of the Board of Directors, and may be made only to employees. The Compensation Plan expires October 14, 2012.

     The Company established the 2002 Compensatory Stock Option Plan (the "Option Plan") effective October 15, 2002. A total of 3,000,000 common shares are reserved for issuance pursuant to the Option Plan. Stock options may be granted only to employees, at a stated price of not less than 100% of fair market value on the date the option is granted. The Option Plan is administered by the compensation committee of the Board of Directors. The Option Plan expires October 14, 2012. December 31, 2003, options which had been under consideration for grant since the inception of the plan were determined to be null & void. No options are outstanding at December 31, 2003.

7.   Lease Commitments
     -----------------
     The Company leases its office and warehouse space under a lease expiring July 31, 2004. Future minimum rental payments for 2004 are $13,846.

     Rent expense under operating lease agreements was $24,505 and $23,309 for the years ended December 31, 2003 and 2002, respectively.

8.   Going Concern
     -------------
     The Company has sustained significant operating losses for the years 2003 and 2002 and has a working capital deficit of $6,700 and a deficit in equity of $133,957 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Effective July 31, 2004 the Company closed down its wholesale clothing operation, electing not to renew its lease. These financials do not include any adjustments which might be necessary if the Company is unable to continue.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: October 28, 2004

                                  NEWSEARCH, INC.

                                  By  /s/ Dean Wicker
                                          -------------------------------------
                                          Dean Wicker, Chief Executive Officer,
                                          President and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                        Title                             Date
       ----                        -----                             ----

/s/ Dean Wicker
----------------        Director, Chief Executive Officer,      October 28, 2004
    Dean Wicker         President and Chief Financial Officer