Form 10QSB
period 2004-03-31
NEWSEARCH INC
filed 2004-11-17
CIK 751406

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2004                 Commission File No. 0-30303



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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2004, are as follows:

     Class of Securities                                      Shares Outstanding
-----------------------------                                 ------------------
Common Stock, $.001 par value                                      1,150,250


================================================================================

                                TABLE OF CONTENTS


            PART I.        FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Balance Sheet (Unaudited):

            As of March 31, 2004 .........................................     3

            Consolidated Statements of Operations (Unaudited):

            For the three months ended March 31, 2004 and 2003 ...........     4

            Consolidated Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2004 and 2003 ...........     5

            Notes to Consolidated Financial Statements (Unaudited) .......     6

Item 2.     Management's Discussion and Analysis or Plan of Operation ....     7

Item 3.     Controls and Procedures ......................................     9

            PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K .............................    10

            Signatures ...................................................    10

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2004


                                     ASSETS

Current assets:
   Cash                                                               $     679
   Inventory                                                              9,500
                                                                      ---------
        Total current assets                                             10,179

Equipment - at cost:
   Office equipment                                                       1,075
   Automobile                                                             3,000
   Leasehold improvements                                                26,310
   Less accumulated depreciation                                        (21,579)
                                                                      ---------
                                                                          8,806

Other assets:
   Deposits                                                               1,958
                                                                      ---------

Total assets                                                          $  20,943
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $   8,000
   Accrued payroll-related expenses                                         864
   Accrued liabilities                                                   14,631
                                                                      ---------
        Total current liabilities                                        23,495

Long-term liabilities:
   Stockholder loans                                                    142,833

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized - 50,000,000
     shares; shares issued - none                                         --
   Common stock; $.001 par value; authorized - 100,000,000
     shares; issued and outstanding - 1,150,250                           1,701
   Additional paid-in capital                                            29,535
   Accumulated deficit                                                 (176,621)
                                                                      ---------
                                                                       (145,385)
                                                                      ---------

Total liabilities and stockholders' deficit                           $  20,943
                                                                      =========


                 See notes to consolidated financial statements



                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                Consolidated Statements of Operations (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                          2004           2003
                                                       -----------    -----------
Sales revenue                                          $     9,000    $    23,910
Commission revenue                                           5,892           --
                                                       -----------    -----------
   Total revenue                                            14,892         23,910

Cost of sales                                                6,832         10,552
                                                       -----------    -----------

Gross profit                                                 8,060         13,358

General and administrative expenses                         16,852         21,620
                                                       -----------    -----------

   Loss from operations                                     (8,792)        (8,262)

Other expense:
   Interest                                                  2,637          2,287
                                                       -----------    -----------

Net loss applicable to common stockholders             $   (11,429)   $   (10,549)
                                                       ===========    ===========

Basic and diluted net loss per common share            $      (.01)   $      (.01)
                                                       ===========    ===========

Weighted average number of common shares outstanding     1,150,250      1,150,250
                                                       ===========    ===========


                 See notes to consolidated financial statements

                                       4



                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                               2004        2003
                                                             --------    --------
Cash flows from operating activities:
  Net loss                                                   $(11,429)   $(10,549)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                 726       1,091
    Changes in assets and liabilities:
       Accounts receivable                                       --           396
       Inventory                                                6,702       6,500
       Accounts payable                                        (4,603)     (2,000)
       Accrued payroll-related expenses                         (212)        619
       Accrued liabilities                                      5,125        --
                                                             --------    --------
       Net cash used in operating activities                   (3,691)     (3,943)

Cash flows from investing activities:
       Net cash used in investing activities                     --          --

Cash flows from financing activities:
  Proceeds from  stockholder loans                              4,086       2,200
  Repayment of  stockholder loans                                --        (5,200)
  Repayment of installment loans                                 --        (2,549)
                                                             --------    --------
       Net cash provided by (used in) financing activities      4,086      (5,549)
                                                             --------    --------

Net increase (decrease) in cash                                   395      (9,492)
Cash, beginning of year                                           284      11,185
                                                             --------    --------

Cash, end of period                                          $    679    $  1,693
                                                             ========    ========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   --      $  2,287
                                                             ========    ========


                 See notes to consolidated financial statements

                                       5

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
             Notes to Consolidated Financial Statements (Unaudited)


1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These financial statements should be read in conjunction with the reviewed financial statements at December 31, 2003.

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

PLAN of OPERATION

     GENERAL. As of March 31, 2004 and through July 31, 2004, Panache sells women's apparel on a wholesale basis under its trade name, "The Ollie Collection" primarily through its display showrooms at the Denver Merchandise Mart (the "Mart"). Panache also sells women's apparel and takes orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represents several different manufacturers of women's apparel and accessories and also buys and resells women's apparel and accessories for its own account, for resale. Panache maintained permanent showrooms with 1,200 sq. ft. of merchandise display space, which comprises the largest women's apparel square footage at The Denver Merchandise Mart, located at 451 East 58th Avenue, Denver, Colorado 80216. The Mart is a huge, multi-story, multi-building complex devoted to wholesale trade and to trade shows, and is one of the premier facilities of its kind in the world. Panache is open for business throughout the year, except on Fridays and major holidays. Panache accepts as payment checks, cash and credit cards. For further information on Panache's plan of operation and business, please consult Panache's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2004 - During the quarter ended March 31, 2004, Panache had sales of $14,893 and a net loss of $11,429. Panache's cost of sales was $6,832. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $2,637.

     FIRST QUARTER 2003 - During the quarter ended March 31, 2003, Panache had sales of $23,910 and a net loss of $10,549. Panache's cost of sales was $10,552. The decrease in sales is the direct result of the economic recession in the United States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $2,287.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $679 at March 31, 2004. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Dean Wicker has made loans to Panache totaling $113,703. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, formerly a Director, CEO, President and CFO of the Company, has made loans to Company totaling $29,130. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

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

Item 3.   CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATE:  October 28, 2004


                                            NEWSEARCH, INC.

                                            By:  /s/  Dean Wicker
                                               --------------------------------
                                                      Dean Wicker,
                                                      Chief Executive Officer,
                                                      President and
                                                      Chief Financial Officer