Form 10QSB
period 2004-06-30
NEWSEARCH INC
filed 2004-11-17
CIK 751406

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2004                  Commission File No. 0-30303



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

                                TABLE OF CONTENTS


            PART I.        FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Balance Sheet (Unaudited):

            As of June 30, 2004 ..........................................     3

            Consolidated Statements of Operations (Unaudited):

            For the three and six months ended June 30, 2004 and 2003 ....     4

            Consolidated Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2004 and 2003 ..............     5

            Notes to Consolidated Financial Statements (Unaudited) .......     6

Item 2.     Management's Discussion and Analysis or Plan of Operation ....     7

Item 3.     Controls and Procedures ......................................     9

            PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K .............................    10

            Signatures ...................................................    10

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2004


                                     ASSETS

Current assets:
   Cash                                                               $   2,314
   Accounts receivable                                                    7,095
                                                                      ---------
        Total current assets                                              9,409

Other  assets:
   Deposits                                                               1,958
                                                                      ---------

Total assets                                                          $  11,367
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $   8,000
   Accrued payroll-related expenses                                         759
   Accrued liabilities                                                   15,256
                                                                      ---------
        Total current liabilities                                        24,015

Long term liabilities:
   Stockholder loans                                                    154,618

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized - 50,000,000
     shares; shares issued - none                                         --
   Common stock; $.001 par value; authorized - 100,000,000
     shares; issued and outstanding - 1,150,250                           1,701
   Additional paid-in capital                                            29,535
   Accumulated deficit                                                 (198,502)
                                                                      ---------
                                                                       (167,266)
                                                                      ---------

Total liabilities and stockholders' deficit                           $  11,367
                                                                      =========


                 See notes to consolidated financial statements



                                        NEWSEARCH, INC.
                                       dba PANACHE, INC.
                       Consolidated Statements of Operations (Unaudited)


                                          Three Months Ended             Six Months Ended
                                                June 30,                     June 30,
                                         2004           2003           2004           2003
                                      -----------    -----------    -----------    -----------
Sales revenue                         $     9,970    $    15,553    $    18,970    $    39,463
Commission revenue                          5,892           --           11,784           --
                                      -----------    -----------    -----------    -----------
   Total revenue                           15,862         15,553         30,754         39,463

Cost of sales                              13,105          7,219         19,937         17,771
                                      -----------    -----------    -----------    -----------

   Gross profit                             2,757          8,334         10,817         21,692

General and administrative expenses        21,910         15,714         38,762         37,334
                                      -----------    -----------    -----------    -----------

   Loss from operations                   (19,153)        (7,380)       (27,945)       (15,642)

Other expense:
   Interest                                 2,727          2,391          5,364          4,678
                                      -----------    -----------    -----------    -----------

Net loss applicable to common
   stockholders                       $   (21,880)   $    (9,771)   $   (33,309)   $   (20,320)
                                      ===========    ===========    ===========    ===========

Basic and diluted net loss per
   common share                       $      (.02)   $      (.01)   $      (.03)   $     (.02)
                                      ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding            1,150,250      1,150,250      1,150,250      1,150,250
                                      ===========    ===========    ===========    ===========


                        See notes to consolidated financial statements

                                              4


                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                               Six Months Ended
                                                                   June 30,
                                                               2004        2003
                                                             --------    --------
Cash flows from operating activities:
  Net loss                                                   $(33,309)   $(20,320)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                               1,444       2,183
    Loss on abandonment of assets                               8,087        --
    Changes in assets and liabilities:
       Accounts receivable                                     (7,095)        396
       Inventory                                               16,202      11,500
       Accounts payable                                        (4,603)     (3,000)
       Accrued payroll-related expenses                          (317)        327
       Accrued liabilities                                      5,750        --
                                                             --------    --------
       Net cash used in operating activities                  (13,841)     (8,914)

Cash flows from investing activities:
       Net cash used in investing activities                     --          --

Cash flows from financing activities:
  Proceeds from stockholder loans                              15,871       9,554
  Repayment of stockholder loans                                 --        (5,200)
  Repayment of installment loans                                 --        (6,412)
                                                             --------    --------
       Net cash provided by (used in) financing activities     15,871      (2,058)
                                                             --------    --------

Net increase (decrease) in cash                                 2,030     (10,972)
Cash,  beginning of year                                          284      11,185
                                                             --------    --------

Cash, end of period                                          $  2,314    $    213
                                                             ========    ========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   --      $     52
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

PLAN of OPERATION

     GENERAL. As of June 30, 2004 and through July 31, 2004, Panache sells women's apparel on a wholesale basis under its trade name, "The Ollie Collection" primarily through its display showrooms at the Denver Merchandise Mart (the "Mart"). Panache also sells women's apparel and takes orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represents several different manufacturers of women's apparel and accessories and also buys and resells women's apparel and accessories for its own account, for resale. Panache maintained permanent showrooms with 1,200 sq. ft. of merchandise display space, which comprises the largest women's apparel square footage at The Denver Merchandise Mart, located at 451 East 58th Avenue, Denver, Colorado 80216. The Mart is a huge, multi-story, multi-building complex devoted to wholesale trade and to trade shows, and is one of the premier facilities of its kind in the world. Panache is open for business throughout the year, except on Fridays and major holidays. Panache accepts as payment checks, cash and credit cards. For further information on Panache's plan of operation and business, please consult Panache's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

     EMPLOYEES. Panache has only one full time employee, Dean Wicker, and one part-time employee. Its employees must be experienced in women's apparel sales and marketing on the wholesale level. Panache is non-union and believes that its relationship with its employees is good.

RESULTS OF OPERATIONS

     SECOND QUARTER 2004 - During the three and six months ended June 30, 2004, Panache had sales of $15,862 and $30,754. Panache incurred a net loss of $21,880 and $33,309. Panache's cost of sales were $13,105 and $19,937. The decrease in sales is the direct result of the economic recession in the United States and
911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $2,727 and $5,364.

     SECOND QUARTER 2003 - During the three and six months ended June 30, 2003, Panache had sales of $15,553 and $39,463. Panache incurred a net loss of $9,771 and $20,320. Panache's cost of sales were $7,219 and $17,771. The decrease in sales is the direct result of the economic recession in the United States and
911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $2,391 and $4,678.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $2,314 at June 30, 2004. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Dean Wicker has made loans to Panache totaling $124,917. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, formerly a Director, CEO, President and CFO of the Company, has made loans to Company totaling $29,701. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

     Pananche did not make any capital expenditures during the quarter. Other than the lease of its showrooms, the Company is not a party to any material contracts. However, Panache will incur routine fees and expenses incident to its reporting duties as a public company. The Company estimates these costs at $12,500 for the year ending December 31, 2004.

     Panache has no bank debt, line of credits or significant accounts receivables. Currently there is no source of additional liquidity except officer or shareholder loans. Panache believes that management members or shareholders will loan funds to Panache as needed for operations. Management and the shareholders are not obligated to provide funds to Panache, however, and it is not certain they will always want or be financially able to do so. Panache shareholders and management members who advance money to Panache to cover Panache's operating expenses will expect to be reimbursed. Panache has no intention of borrowing money to reimburse or pay salaries to any Panache officer, director or shareholder or their affiliates. There currently is no plan to sell additional securities of Panache, although sales of securities may be necessary to obtain needed funds. Panache's current management and its counsel have agreed to continue their services to Panache and to accrue sums owed them for services but expect repayment of out of pocket costs.

Item 3.   CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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