Form 10QSB
period 2004-09-30
NEWSEARCH INC
filed 2004-11-17
CIK 751406

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2004             Commission File No. 0-30303



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

                                TABLE OF CONTENTS


          PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheet (Unaudited):

          As of September 30, 2004 .......................................     3

          Consolidated Statements of Operations (Unaudited):

          For the three and nine months ended September 30, 2004
          and 2003 .......................................................     4

          Consolidated Statements of Cash Flows (Unaudited):

          For the nine months ended September 30, 2004 and 2003 ..........     5

          Notes to Consolidated Financial Statements (Unaudited) .........     6

Item 2.   Management's Discussion and Analysis or Plan of Operation ......     7

Item 3.   Controls and Procedures ........................................     9

          PART II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...............................    10

          Signatures .....................................................    10

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2004


                                     ASSETS

Current assets:
   Cash                                                               $     120
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $   3,000
   Accrued payroll-related expenses                                          26
   Accrued liabilities                                                   22,062
                                                                      ---------
        Total current liabilities                                        25,088

Long term liabilities:
   Stockholder loans                                                    153,995

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized - 50,000,000
     shares; shares issued - none                                         --
   Common stock; $.001 par value; authorized - 100,000,000
     shares; issued and outstanding - 1,150,250                           1,701
   Additional paid-in capital                                            29,535
   Accumulated deficit                                                 (210,199)
                                                                      ---------
                                                                       (178,963)
                                                                      ---------

Total liabilities and stockholders' deficit                           $     120
                                                                      =========


                 See notes to consolidated financial statements



                                        NEWSEARCH, INC.
                                       dba PANACHE, INC.
                       Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                         2004           2003           2004           2003
                                      -----------    -----------    -----------    -----------
Sales revenue                         $       552    $    21,167    $    19,522    $    60,630
Commission revenue                           --             --           11,784           --
                                      -----------    -----------    -----------    -----------
   Total revenue                              552         21,167         31,306         60,630

Cost of sales                                --           10,162         19,937         27,933
                                      -----------    -----------    -----------    -----------

   Gross profit                               552         11,005         11,369         32,697

General and administrative expenses         9,522         16,040         48,284         53,374
                                      -----------    -----------    -----------    -----------

   Loss from operations                    (8,970)        (5,035)       (36,915)       (20,677)

Other expense:
   Interest                                 2,727          1,987          8,091          6,665
                                      -----------    -----------    -----------    -----------

Net loss applicable to common
   stockholders                       $   (11,697)   $    (7,022)   $   (45,006)   $   (27,342)
                                      ===========    ===========    ===========    ===========

Basic and diluted net loss per
   common share                       $      (.01)   $      (.01)   $      (.04)   $      (.02)
                                      ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding            1,150,250      1,150,250      1,150,250      1,150,250
                                      ===========    ===========    ===========    ===========


                         See notes to consolidated financial statements

                                              4

                                 NEWSEARCH, INC.
                                dba PANACHE, INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                            2004         2003
                                                          --------     --------

Cash flows from operating activities:
  Net loss                                                $(45,006)    $(27,342)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                            1,444        3,274
    Loss on abandonment of assets                            8,087         --
  Changes in assets and liabilities:
       Accounts receivable                                    --            396
       Inventory                                            16,202        8,500
       Deposits                                              1,958         --
       Accounts payable                                     (9,603)      (5,000)
       Accrued payroll-related expenses                     (1,050)        (791)
       Accrued liabilities                                  12,556         --
                                                          --------     --------
       Net cash used in operating activities               (15,412)     (20,963)

Cash flows from investing activities:
       Net cash used in investing activities                  --           --

Cash flows from financing activities:
  Proceeds from stockholder loans                           18,598       22,464
  Repayment of stockholder loans                            (3,350)      (5,200)
  Repayment of installment loans                              --         (7,432)
                                                          --------     --------
       Net cash provided by financing activities            15,248        9,832
                                                          --------     --------

Net decrease in cash                                          (164)     (11,131)
Cash, beginning of year                                        284       11,185
                                                          --------     --------

Cash, end of period                                       $    120     $     54
                                                          ========     ========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   --       $     74
                                                          ========     ========


                 See notes to consolidated financial statements

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

PLAN of OPERATION

     GENERAL. Until it declined to renew its lease, Panache sold women's apparel on a wholesale basis under its trade name, "The Ollie Collection" primarily through its display showrooms at the Denver Merchandise Mart (the "Mart"). Panache also sold women's apparel and took orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consist of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represented several different manufacturers of women's apparel and accessories and also bought and resold women's apparel and accessories for its own account, for resale. The Mart is a huge, multi-story, multi-building complex devoted to wholesale trade and to trade shows, and is one of the premier facilities of its kind in the world. Panache is open for business throughout the year, except on Fridays and major holidays. Panache accepted as payment checks, cash and credit cards. For further information on Panache's plan of operation and business, please consult Panache's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

     EMPLOYEES. During the quarter, Panache had only one full time employee, Dean Wicker, and one part-time employee. Its employees must be experienced in women's apparel sales and marketing on the wholesale level. Panache is non-union and believes that its relationship with its employees is good.

RESULTS OF OPERATIONS

     Third QUARTER 2004 - During the three and nine months ended September 30, 2004, Panache had sales of $552 and $31,306. Panache incurred a net loss of $11,697 and $45,006. Panache's cost of sales were $-0- and $19,937. The decrease in sales is due to the winding down of Panache's operations in the third quarter of 2004. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $2,727 and $8,091.

     Third QUARTER 2003 - During the three and nine months ended September 30, 2003, Panache had sales of $21,167 and $60,630. Panache incurred a net loss of $7,022 and $27,342. Panache's cost of sales were $10,162 and $27,933. The decrease in sales is the direct result of the economic recession in the United

States and 911. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage and shipping, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $1,987 and $6,665.

LIQUIDITY and CAPITAL RESOURCES

     Cash on hand for operation of its business was $120 at September 30, 2004. Panache's main source of funds is its operational cash flow from its wholesale women's apparel business doing business under its trade name "The Ollie Collection".

     Dean Wicker has made loans to Panache totaling $123,722. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow. Irwin Krushansky, formerly a Director, CEO, President and CFO of the Company, has made loans to Company totaling $30,273. These are demand notes bearing interest at 8% annually and will be repaid when cash flow or profits allow.

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

Item 3.   CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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