Form 10KSB
period 2004-12-31
NEWSEARCH INC
filed 2006-06-16
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended: December 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the transition period from: __________ to ___________

                          Commission File No.: 0-30303

                                 NEWSEARCH, INC.
            ---------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

            COLORADO                                             84-1522846
 -------------------------------                             -------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


               7786 South Forest Street, Littleton, Colorado 80122
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 475-7163
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the issuer's revenues for its most recent fiscal year: $31,306

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2006 was not determinable.

The number of shares of the registrant's common stock outstanding as of May 31, 2006: 800,250 shares.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                       INDEX TO FORM 10-KSB ANNUAL REPORT


                                                                            Page
                                                                            ----
Part I

Item 1.    Description of Business.............................................3

Item 2.    Description of Property............................................11

Item 3.    Legal Proceedings..................................................11

Item 4.    Submission of Matters to a Vote of Security Holders................11

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters...........12

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................13

Item 7.    Financial Statements...............................................18

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................19

Item 8A    Controls and Procedures............................................19

Item 8B    Other Information..................................................19

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................19

Item 10.   Executive Compensation.............................................20

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management.....................................................22

Item 12.   Certain Relationships and Related Transactions.....................23

Item 13.   Exhibits...........................................................23

Item 14.   Principal Accountant Fees and Services.............................24

           Signatures.........................................................25

           Financial Statements..............................................F-1

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

                                     PART I

When used in this report, the terms "Newsearch", "Company", "we", "our" and "us", "Panache" refer to Newsearch, Inc.

ITEM 1.    DESCRIPTION of BUSINESS.

Background

Newsearch, Inc., a Colorado corporation, is the successor to Panache, Inc. Newsearch, Inc. was incorporated under the laws of the State of Colorado on December 3, 1999. Newsearch was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction, and as the successor to a previous public trading corporation, which was also named Newsearch, Inc. ("Old Newsearch").

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

On December 3, 1999, our board of directors authorized and issued 301,050 shares of the Company's common stock in exchange for all the partners interests in the Newsearch Partnership. A distribution of Newsearch's shares was made to the former shareholders of Old Newsearch on a pro rata basis of one share of common stock for each one hundred shares of common stock of Old Newsearch. In addition, our board of directors authorized and issued 700,000 restricted shares of our common stock to the Company's officers, directors and outside advisors. During 2002, several shareholders of the Company surrendered 550,800 shares of our common stock for no consideration. These shares were cancelled by the Company.

On August 20, 2002, Newsearch entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Panache, Inc., a Colorado corporation ("Panache"), and the two majority shareholders of Panache. Among other things, the Agreement provided for Newsearch's purchase from the Panache shareholders of over 90% of the issued and outstanding capital stock of Panache (4,970,000 of 5,050,000 shares) in exchange for the Company's issuance of 700,000 shares of its authorized but unissued common stock (the "Exchange Shares"), to the Panache shareholders (the "Panache Exchange"). Effective December 2, 2002, Newsearch underwent a change of control in connection with the consummation of the Panache Exchange in which (i) the directors of Newsearch resigned, and the directors of Panache became Newsearch's board of directors; (ii) Newsearch's executive officers resigned their positions, and the new board of directors appointed replacement officers, all of whom are officers of Panache; and (iii) the former Panache shareholders as a group became the holders of 700,000 shares of the Company's common stock, out of the 1,150,250 shares issued and outstanding immediately after the Panache Exchange. During 2004, a shareholder of the Company surrendered 350,000 shares of our common stock for no consideration. These shares were cancelled by the Company. The Company currently has 800,250 shares of common stock outstanding.

Panache was incorporated under the laws of the State of Colorado on May 1, 1998, for the purpose of engaging in the wholesale women's apparel trade. Panache purchased the business and its trade name, "The Ollie Collection" from Ms. Judith Nelson on June 1, 1998 who previously had operated the business for ten years. Panache sold women's apparel on a wholesale basis primarily through its display showrooms at the Denver Merchandise Mart. Panache also sold women's apparel and took orders for apparel at regional trade shows. Panache's immediate-sale inventory and representative lines principally consisted of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. Panache represented several different manufacturers of women's apparel and accessories and also brought and resold women's apparel and accessories for its own account, for resale. Panache ceased operations in June 2004 when the our board of directors determined that Panache's business plan could not be executed due to lack of operating capital and the lack of prospects to raise adequate funding. We administratively dissolved Panache in January 2005.

We have no assets, modest liabilities and have been inactive since July 2004. We own no real estate and have no full time employees, and will have no operations of our own unless and until we engage in one or more of the activities described below under this ITEM 1. We are a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

Exchange Act Registration

We voluntarily filed a registration statement on Form 10-SB in July 2000 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We are required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If our duty to file reports under the Exchange Act is suspended, we intend to nonetheless continue filing reports on a voluntary basis if we are able to do so.

Proposed Business

We intend to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that Newsearch will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Newsearch, without offering their own securities to the public. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. We have not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of Newsearch probably will resign their directorship and officer positions with us in connection with our consummation of a business combination. See "Form of Acquisition" below. Our current management will not have any control over the conduct of our business following our completion of a business combination. It is anticipated that business opportunities will come to our attention from various sources, including our management, our other sharesholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for us. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Pre-Combination Activities
--------------------------

We are a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that Newsearch will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Newsearch, without offering their own securities to the public. The term "business combination" (or "combination") means the result of (i) a statutory merger of a combination candidate into or its consolidation with Newsearch or a wholly owned subsidiary of Newsearch formed for the purpose of the merger or consolidation, (ii) the exchange of securities of Newsearch for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by Newsearch for cash or other value to a business entity or individual, and similar transactions. A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of our shareholders prior to consummation. Pending negotiation and consummation of a combination, Newsearch anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

We anticipate that the business opportunities presented to us will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Newsearch will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

We have not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that Newsearch will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to us. Our board of directors has not established a time limitation by which it must consummate a suitable combination; however, if we are unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of our board of directors, our board of directors will probably recommend our liquidation and dissolution. It is anticipated that Newsearch will not be able to diversify, but will essentially be limited to one such venture because of our lack of capital. This lack of diversification will not permit Newsearch to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities. Our board of directors has the authority and discretion to complete certain combinations without submitting them to our shareholders for their prior approval. Our shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by our management for acquisition.

Combination Suitability Standards
---------------------------------

The analysis of candidate companies will be undertaken by or under the supervision of our President, who is not a professional business analyst. See "MANAGEMENT" below. To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Newsearch may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Newsearch will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired. Otherwise, Newsearch anticipates that it may consider, among other things, the following factors:

     o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     o Newsearch's perception of how any particular candidate will be received by the investment community and by our stockholders;

     o Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Newsearch to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC;

     o Capital requirements and anticipated availability of required funds, to be provided by Newsearch or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     o    The extent to which the candidate can be advanced;

     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     o The cost of participation by Newsearch as compared to the perceived tangible and intangible values and potential; and

     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Newsearch cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

Management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative. Prior to consummation of any combination (other than a mere sale by our insiders of a controlling interest in our common stock) Newsearch intends to require that the combination candidate provide us the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to our management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy our reporting obligations under Section 15(d) or 13 of the Exchange Act. The required audited financial statements must be available at the time of closing so that we will be able to comply with its disclosure requirements under the Exchange Act. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with us too burdensome and expensive in light of the perceived potential benefits from a combination.

Form of Acquisition
-------------------

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Newsearch and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Newsearch and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of Newsearch with other corporations or forms of business organization, and although it is likely, there is no assurance that we would be the surviving entity. In addition, the present management and stockholders of Newsearch most likely will not have control of a majority of the voting shares of Newsearch following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote or opportunity for approval by our shareholders. It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities of Newsearch. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Newsearch prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in Newsearch by the current officers, directors and principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, Newsearch may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms. As a general matter, Newsearch anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither Newsearch nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of Newsearch to pay until an indeterminate future time may make it impossible to procure goods and services.

Post-Combination Activities
---------------------------

Management anticipates that, following consummation of a combination, control of Newsearch will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of Newsearch with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of Newsearch there should arise any arrangement or understanding for a change in a majority of our directors and the change in the board of directors is not approved in advance by our shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to our shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the Commission which discloses all of the information regarding the acquisition target that the acquisition target would be required to disclose in a Form 10 or Form 10-SB Exchange Act registration statement, including, among other things, the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B, and all of the disclosure about the target company required under ITEM 303 of Regulation S-B (Management's Discussion and Analysis or Plan of Operation).

Potential Benefits to Insiders
------------------------------

In connection with a business combination, it is possible that shares of common stock constituting control of Newsearch may be purchased from the current principal shareholders ("insiders") of Newsearch by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In our judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision of Newsearch prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by our insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that our shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, our shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur. We may require that a company being acquired repay all advances made to Newsearch by our shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from our insiders or paying compensation to any Newsearch officer, director or shareholder or their respective affiliates.

Possible Origination of a Business
----------------------------------

The Board of Directors has left open the possibility that, instead of seeking a business combination, we may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve Newsearch's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that we may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for Newsearch. Any funds needed to originate and develop a business would almost certainly be raised from the sale of our securities, since we lack the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of Newsearch would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. We have no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

Use of Consultants and Finders
------------------------------

Although there are no current plans to do so, our management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which Newsearch completes a combination. Since our management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of Newsearch, it is likely that any such fee Newsearch agrees to pay would be paid in stock and not in cash. We have had no discussions, and have not entered into any arrangements or understandings, with any consultant or finder. Our officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by us on any basis.

It is possible that compensation in the form of common stock, options, warrants or other securities of Newsearch, cash or any combination thereof, may be paid to outside consultants or finders. No securities of Newsearch will be paid to officers, directors or promoters of Newsearch, nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us. It is possible that the payment of such compensation may become a factor in any negotiations for Newsearch's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our shareholders, and there is no assurance that any such conflicts will be resolved in favor of our shareholders.

Competition

We are in direct competition with many entities in our efforts to locate suitable business opportunities. Our competitors are business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. In addition, we are competing with numerous other blank check companies for such opportunities. Many of our competitors will possess greater financial resources and will be able to assume greater risks than those which we, with our limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than our management.

Regulation

Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act. Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like ours.
Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of its shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading in our securities based on the fact that we are or ever was a blank check company. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

Employees

We have no employees and we have only one officer, who is also the sole director of the Company. It is not expected that we will have any full-time or other employees except as a result of completing a combination.

ITEM 2.  DESCRIPTION of PROPERTY.

We do not own or lease any real estate or other properties at the present time. We do not require any office space and we have utilized the office of our President and CEO, Mr. Dean Wicker, for corporate and administrative purposes. This arrangement will continue until we raise funding to originate a business or complete an acquisition of an operating business, in which latter event our offices will undoubtedly be the same as those of the acquired company.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4.  SUBMISSION of MATTERS to VOTE of SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2004, and no meeting of shareholders was held.

                                    PART II

ITEM 5.  MARKET for COMMON EQUITY and RELATED STOCKHOLDER MATTERS.

There currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than to certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as our common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in our shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Common Stock

Our Certificate of Incorporation, as amended, authorizes 100,000,000 shares of common stock, $0.001 par value. As of May 31, 2006, we had 800,250 shares of common stock outstanding.

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes 50,000,000 shares of blank check preferred stock, $0.001 par value. As of May 31, 2006, we had no shares of preferred stock outstanding.

Holders

We have 145 shareholders of record and 800,250 common shares are issued and outstanding, of which (i) 100,250 shares are unrestricted and not held by affiliates, (ii) 347,900 shares are restricted but subject to Rule 144 and held by an affiliate, and (iii) 352,100 shares are restricted and held by Dean Wicker, the Company's CEO, President and Chief Financial Officer. No shareholder has entered into a lock-up or similar agreement as to his common shares.

Market

Our common stock is not quoted or traded in any public market. The Company intends to seek a listing of its common shares on the OTC Bulletin Board ("OTCBB") maintained by the National Association of Securities Dealers Inc., once current in its SEC filings. No active trading market is expected to arise (if one ever arises), unless and until we successfully complete a business combination.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

                                             Number of securities     Weighted average
                                               to be issued upon      exercise price of         Number of
                                                  exercise of           outstanding            securities
                                             outstanding options,    options, warrants    remaining available
   Plan category                              warrants and rights        and rights       for future issuance
   -------------------------------------     --------------------    -----------------    -------------------
                                                     (a)                    (b)                    (c)
   Equity compensation plans approved by
   security holders

   2002 EMPLOYEE STOCK
    COMPENSATION PLAN                                -0-                    N/A                  3,000,000

   2002 COMPENSATORY STOCK
    OPTION PLAN                                      -0-                    N/A                  3,000,000

   Equity compensation plans not approved
   by security holders

   NONE                                              N/A                    N/A                     N/A

   Total                                             -0-                    N/A                  6,000,000

Registrar and Transfer Agent

Our registrar and transfer agent is Computershare Trust Company, Inc. 350 Indiana Street, Golden, Colorado 80401; telephone (303) 262-0600.

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS.

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 above.

Plan of Operation

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Our business activities prior to July 2004 were that of selling women's apparel on a wholesale basis primarily through our display showrooms at the Denver Merchandise Mart. We also sold women's apparel and took orders for apparel at regional trade shows. Our immediate-sale inventory and representative lines principally consisted of women's apparel styles popular in the Rocky Mountain region and women's Western apparel. We represented several different manufacturers of women's apparel and accessories and also brought and resold women's apparel and accessories for our own account, for resale. We anticipate no operations unless and until we complete a business combination as described above.

Results of Operations

We have not had any operations or revenues since July 2004. For the year ended December 31, 2004, we had sales of $31,306 and a net loss of $67,516, as compared to sales of $73,378 and a net loss of $95,422 for the year ended December 31, 2003. The Company's cost of sales for 2004 was $19,937 as compared to $18,826 for 2003. General and administrative expenses in 2004 related primarily to wages, payroll taxes, accounting, insurance, postage, show expenses, telephone, travel, other office costs, costs associated with closing the company's operations and costs of being a public company. The Company incurred a goodwill impairment charge of $30,454 in 2003. The Company incurred interest expense of $8,991 in 2004 versus $9,421 in 2003.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $232,709. As of December 31, 2004 we had accrued expenses totaling $43,696 and stockholder loans of $75,750. The stockholder loans are repayable when the Company's future cash flows or profits allow. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $12,500 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to Newsearch and to accrue sums owed them for services and expenses.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatsoever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

     o failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

     o curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

     o inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2004 and 2003.

Seasonality

We do not expect any variations in revenues and operating costs due to seasonality.

Risk Factors that May Affect Future Operating Results

At this time our shares are speculative and involve a high degree of risk. You should carefully consider the risks described below before making an investment decision. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We have no operating history nor any revenues or earnings from operations
-------------------------------------------------------------------------

We have no operating history nor any revenues or earnings from operations. We have no assets or other financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management does not devote its full time to our business and operations
---------------------------------------------------------------------------

Our management only devotes minimal time to our business. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part-time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full-time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as-needed basis.

We may have conflicts of interest with our management team
----------------------------------------------------------

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (Affiliated Companies) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

     o The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of Newsearch. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for Newsearch. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to Newsearch and its shareholders, the officers and directors of Newsearch have a fiduciary responsibility to Newsearch and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for Newsearch and its shareholders.

     o The officers and directors of Newsearch may serve as officers and directors of other Affiliated Companies in the future. Our officers and directors are required to devote only so much of their time to our affairs as they deem appropriate, in their sole discretion. As a result, our officers and directors may have conflicts of interest in allocating their management time, services, and functions among Newsearch and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     o The Affiliated Companies may compete directly or indirectly with Newsearch for the acquisition of available, desirable combination candidates. There may be factors unique to Newsearch or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to Newsearch and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to Newsearch as if no conflicts existed. Members of our management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both Newsearch and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to our shareholders that a desirable acquisition available to Newsearch may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both Newsearch and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by Newsearch, and there is no assurance when - or if - an acquisition ever will be completed.

     o Certain conflicts of interest exist and will continue to exist between Newsearch and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to Newsearch's affairs. We have not established policies or procedures for the resolution of current or potential conflicts of interest between Newsearch and its management. As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as Newsearch, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet Newsearch's selection criteria. It is likely, however, that the combination criteria of Newsearch and any Affiliated Companies will be substantially identical. Ultimately, our shareholders must rely on the fiduciary responsibility owed to them by our officers and directors. There can be no assurance that members of management will resolve all conflicts of interest in our favor. The officers and directors are accountable to Newsearch and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our affairs and in their dealings with us. Failure by them to conduct our business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors of Newsearch should consult their counsel.

Our proposed operations are purely speculative
----------------------------------------------

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for Newsearch to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that we will be successful in completing a combination or originating a business, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

We may have significant difficulty in locating a viable business combination
----------------------------------------------------------------------------
candidate
---------

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the
----------------------------------------------------------------------------
consummation of a business combination
--------------------------------------

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of Newsearch may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by Newsearch almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct Newsearch and may not have an effective voice in their selection.

Any business combination that we engage in may have tax effects on us
---------------------------------------------------------------------

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

We are subject to the penny stock rules
---------------------------------------

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements for the years ended December 31, 2004 and 2003, and the reports thereon of Larry O'Donnell, CPA, P.C., respectively are included in this annual report.

ITEM 8. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

On May 19, 2006, the Company engaged Larry O'Donnell, CPA, P.C. to audit the Company's financial statements for the years ended December 31, 2004 and 2003. Prior to its engagement, the Company had not consulted with Larry O'Donnell, CPA, P.C. with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement or event, as that term is described in Item 304 (a) (1) (iv) (A) of Regulation S-B.

The Company's financial statements for the year ended December 31, 2002 was audited by Comiskey & Company, PC. The decision to change auditors was approved by our board of directors.

ITEM 8A. CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Dean Wicker, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of December 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS; COMPLIANCE with SECTION 16(a) of the EXCHANGE ACT.

Our directors and officers are:

Name                  Age      Position(s) with the Company
-----------           ---      ---------------------------------------------

Dean Wicker           66       Director, Chief Executive Officer, President,
                               CFO and Secretary

DEAN WICKER, Director, Chief Executive Officer, President and Chief Financial Officer of Newsearch. Mr. Wicker formed Panache, Inc. in May 1998, and has run its business since inception. Mr. Wicker was the youngest Public Finance negotiator in the Rocky Mountain region with the New York Member firm, J.A. Hogle and Co. He changed careers in 1967 by developing retail winter sports and apparel operations until 1981. Mr. Wicker reentered the security industry with the position of Senior Institutional Sales with George K. Baum and Co., Member of the New York Stock Exchange. In 1984 he became a vice-president and Partner of Boettcher and Co., Inc., Member of the New York Stock Exchange and then, the largest investment banking firm in the western United States. He is an officer and director of East Slope Funding Corp., a Colorado financial consulting firm, Eurous Funding, Inc., a Colorado public relations company, Eurous Investments Holding Company and Arista Corporation. Arista Corporation has changed its name to Acony, Incorporated and is a private energy company. Eurous Funding, Inc and Eurous Investments Holding Company are inactive companies. He graduated from the University of Colorado, Boulder, CO in 1961 with a BA degree in American History, and has done advanced degree work in financial accounting and merger and acquisition negotiations.

Mr. Wicker expects to spend approximately five hours per month on the business and affairs of Newsearch.

Audit Committee Financial Expert

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function although Newsearch intends to form such committees in the future after it combines with an operating entity.

We do not have any audit committee financial expert serving on our board of directors. We currently are a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, we have no capital resources and very little business or financial activity. Therefore, we can not afford to retain a qualified audit committee financial expert, nor does its business or financial activities currently require the retention of such an expert.

Code of Ethics

On May 6, 2004, our board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. The code of ethics was filed as exhibit 14 to our 2003 Annual Report on Form 10-KSB.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of executive officers for the fiscal years ended December 31, 2004, 2003 and 2002. Such officers are sometimes collectively referred to below as the "Named Officers."

None of the Named Officers received any form of non-cash compensation from us in the fiscal years ended December 31, 2004, 2003 or 2002. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.



                                                       Summary Compensation Table

                                                                                Long-Term Compensation
                                                                               -------------------------
                                        Annual Compensation                            Awards                Payouts
                            ------------------------------------------------   -------------------------     -------
                                                                                              Securities                  All
Name and                                                                       Restricted     Underlying       ($)       Other
Principal                               ($)         ($)      Other Annual         Stock         Options        LTIP      Compen-
Position                    Year       Salary      Bonus    Compensation ($)    Awards ($)    & SARs (#)     Payouts    sation ($)
--------------------        ----       ------      -----    ----------------   -----------    ----------     -------    ----------

Dean Wicker (1)             2004      $  -0-        --            --               --             --            --          --
Director, CEO,              2003      $  -0-        --            --               --             --            --          --
President & CFO             2002      $  -0-        --            --               --             --            --          --

William Johnson (1)         2004      $  -0-        --            --               --             --            --          --
Former Director             2003      $  -0-        --            --               --             --            --          --
                            2002      $  -0-        --            --               --             --            --          --

Irwin Krushansky (2)        2004      $  -0-        --            --               --             --            --          --
Former Director,            2003      $  -0-        --            --               --             --            --          --
President & CFO             2002      $  -0-        --            --               --             --            --          --

         ---------------------------
         (1) Dean Wicker and William Johnson became executive officers or directors of the Company on December 2, 2002. Mr. Johnson resigned as a director on December 29, 2003. Neither Wicker or Johnson received any compensation from the Company in 2004, 2003 or 2002, and Mr. Wicker will receive no compensation from the Company in 2005.

         (2) Irwin Krushansky was an executive officer and director of the Company in 2002. Mr Krushansky resigned as a director on December 18, 2003.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2004, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2004.

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.

Employment Agreements

No person has entered into any employment or similar contract with the Company. It is not anticipated that the Company will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Benefit Plans

We have adopted the 2002 Employee Stock Compensation Plan for our employees, officers, directors and advisors (the ESC Plan). We have reserved a maximum of 3,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by our board of directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

We have adopted the 2002 Compensatory Stock Option Plan for our officers, employees, directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 3,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by our board of directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by our board of directors or a committee of directors. No options have been granted or currently are anticipated to be granted under the CSO Plan.

ITEM 11. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT.

The following table sets forth, as of the date of this report, the stock ownership of each executive officer and director of Newsearch, of all executive officers and directors of Newsearch as a group, and of each person known by us to be a beneficial owner of 5% or more of its common stock. No person listed below has any option, warrant or other right to acquire additional securities of Newsearch, except as may be otherwise noted.

         Name and Address                  Amount & Nature
          of Beneficial                     of Beneficial            Percent
            Owner (1)                         Ownership            of Class (2)
   --------------------------             -----------------        ------------

    **Dean Wicker                              352,100                44.0%
    7786 South Forest Street
    Littleton, CO 80122

    Egin Bresnig                               347,900                43.5%
    8037 South Datura Way
    Littleton, CO 80122

    ** All officers and directors              352,100                44.0%
    as a group (1 person)

       --------------------------
       (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

       (2) A total of 800,250 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with us, the current officers and directors of the Company may be deemed to be "promoters" and "founders" of Newsearch.

ITEM 12. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS.

Except as described in the following paragraphs, none of our officers or directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction which, in either case, has affected, or will materially affect the Company.

At December 31, 2004 and 2003, the Company was indebted to its officers, directors and control shareholders for loans and costs advanced on our behalf in the amount of $75,750 and $138,747, respectively. During 2004, $82,027 of the outstanding stockholder loan balances was forgiven; the loan repayment terms were modified and the loans ceased to accrue interest. The Company recorded this debt forgiveness as a capital contribution. The Company has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to the Company, loan money or otherwise provide funds to us, although management expects that one or more of such persons may make funds available to us in the event of need to cover operating expenses.

ITEM 13.   EXHIBITS

Exhibit
Number         Exhibit Description
-------        -------------------
3.1            Articles  of  Incorporation  of the  Company as filed  December  3, 1999,  is  incorporated  herein by reference  to  Exhibit  3.1 to the  Annual  Report on Form  10-KSB of the  Company  for the year ended
               December 31, 2004.
-------------- -------------------------------------------------------------------------------------------------------
3.2            Bylaws of the Company is incorporated  herein by reference to Exhibit 3.2 to the Annual Report on Form
               10-KSB of the Company for the year ended December 31, 2004.
-------------- -------------------------------------------------------------------------------------------------------
4.1            Specimen common stock  certificate of the Company is  incorporated  herein by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004.
-------------- -------------------------------------------------------------------------------------------------------
10.1           The 2002  Compensatory  Stock Option Plan is  incorporated  herein by reference to Exhibit 10.1 to the
               Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004.
-------------- -------------------------------------------------------------------------------------------------------
10.2           The 2002 Employee Stock  Compensation Plan is incorporated  herein by reference to Exhibit 10.2 to the
               Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004.
-------------- -------------------------------------------------------------------------------------------------------
14             Code of Ethics is  incorporated  by reference to Exhibit 14 to the Annual Report on Form 10-KSB of the
               Company for the year ended December 31, 2004.
-------------- -------------------------------------------------------------------------------------------------------
21             Description of Subsidiaries
-------------- -------------------------------------------------------------------------------------------------------
31             Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive and Principal Financial Officer
-------------- -------------------------------------------------------------------------------------------------------
32             Section 1350 Certifications by the Principal Executive and Principal Financial Officer
-------------- -------------------------------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,500 and $1,500, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the preparation of the registrant's annual tax returns were $-0- and $-0-, respectively.

All Other Fees

None

Pre-Approval Policies and Procedures

On May 19, 2006 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal years ended December 31, 2004 and 2003 and the quarterly reviews for the subsequent fiscal quarters of 2005 through the review for the quarter ended September 30, 2005, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our board of directors also appointed and authorized Dean Wicker to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 16, 2006

                                                NEWSEARCH, INC.

                                        By /s/  Dean Wicker
                                           -------------------------------------
                                                Dean Wicker
                                                Director, CEO, President and CFO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                            Title                      Date
     ---------                            -----                      ----

  /s/ Dean Wicker         Director, CEO, President and CFO       June 16, 2006
  ---------------
      Dean Wicker

                                 NEWSEARCH, INC.
                              Financial Statements
                                Table of Contents


                                                                       Page

Report of Independent Registered Public Accounting Firm                F-1

Financial Statements:

  Balance Sheet                                                        F-2

  Statements of Operations                                             F-3

  Statements of Changes in Stockholders' Deficit                       F-4

  Statements of Cash Flows                                             F-5

Notes to Financial Statements                                        F-6 - F-10

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit I
                                                         Aurora, Colorado  80014



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Newsearch, Inc.

I have audited the accompanying balance sheet of Newsearch, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newsearch, Inc. as of December 31, 2004, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.



/s/ Larry O'Donnell, CPA, P.C.
    Larry O'Donnell, CPA, P.C.

June 15, 2006

                                 NEWSEARCH, INC.
                                  Balance Sheet
                                December 31, 2004



                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accrued expenses                                                    $  43,696
  Stockholder loans                                                      75,750
                                                                      ---------
                                                                        119,446

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares; issued and outstanding - 800,250 shares                         800
  Additional paid-in capital                                            112,463
  Accumulated deficit                                                  (232,709)
                                                                      ---------
                                                                       (119,446)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========


                       See notes to financial statements.

                                             NEWSEARCH, INC.
                                       Statements of Operations



                                                                   Year Ended December 31,
                                                              -------------------------------
                                                                  2004               2003
                                                              -----------         -----------
Revenues:
  Sales                                                       $    19,522         $    57,206
  Commissions                                                      11,784              16,172
                                                              -----------         -----------
                                                                   31,306              73,378

Cost of sales                                                      19,937              18,826
                                                              -----------         -----------
  Gross profit                                                     11,369              54,552

Operating expenses:
  General and administrative                                       69,894             110,099
  Goodwill impairment charge                                                           30,454
                                                              -----------         -----------
                                                                   69,894             140,553
                                                              -----------         -----------
  Loss from operations                                            (58,525)            (86,001)

Interest expense                                                    8,991               9,421
                                                              -----------         -----------

Net loss applicable to common shareholders                    $   (67,516)        $   (95,422)
                                                              ===========         ===========

Basic and diluted net loss per common share                   $      (.06)        $      (.08)
                                                              ===========         ===========

Weighted average number of common shares outstanding            1,062,750           1,150,250
                                                              ===========         ===========


                                 See notes to financial statements.





                                                  NEWSEARCH, INC.
                                  Statements of Changes in Stockholders' Deficit



                                                       Common Stock             Additional
                                                --------------------------       Paid-in        Accumulated
                                                  Shares          Amount         Capital          Deficit
                                                ----------      ----------      ----------      ----------

Balances, January 1, 2003 (restated)             1,150,250      $    1,150      $    6,912      $  (69,771)
  Capital contribution                                                              23,174
  Net loss                                                                                         (95,422)
                                                ----------      ----------      ----------      ----------
Balances, December 31, 2003                      1,150,250           1,150          30,086        (165,193)
  Cancellation of common stock                    (350,000)           (350)            350
  Settlement of stockholder loans                                                   82,027
  Net loss                                                                                         (67,516)
                                                ----------      ----------      ----------      ----------
Balances, December 31, 2004                        800,250      $      800      $  112,463      $ (232,709)
                                                ==========      ==========      ==========      ==========


                                        See notes to financial statements.






                                                NEWSEARCH, INC.
                                           Statements of Cash Flows



                                                                         Year Ended December 31,
                                                                     ------------------------------
                                                                         2004              2003
                                                                     -----------        -----------

Cash flows from operating activities:
  Net loss                                                           $   (67,516)       $   (95,422)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                          1,444              4,366
    Goodwill impairment charge                                                               30,454
    Capital contribution                                                                     23,174
    Loss on abandonment of assets                                          8,087
    Changes in operating assets and liabilities:
      Accounts receivable                                                                       396
      Inventory                                                           16,202             11,716
      Deposits                                                             1,958              1,395
      Accounts payable                                                   (12,603)           (12,529)
      Accrued payroll - related expenses                                  (1,076)              (365)
      Accrued expenses                                                    34,190              9,506
                                                                     -----------        -----------
      Net cash used in operating activities                              (19,314)           (27,309)
                                                                     -----------        -----------

Cash flows from investing activities:
      Net cash used in investing activities                                 --                 --
                                                                     -----------        -----------

Cash flows from financing activities:
  Proceeds from stockholder loans                                         22,498             29,040
  Repayments of stockholder loans                                         (3,468)            (5,200)
  Repayment of installment debt                                               -              (7,432)
                                                                     -----------        -----------
      Net cash provided by financing activities                           19,030             16,408
                                                                     -----------        -----------

Net decrease in cash                                                        (284)           (10,901)
Cash at beginning of year                                                    284             11,185
                                                                     -----------        -----------
Cash at end of year                                                  $      --          $       284
                                                                     ===========        ===========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                $        74
                                                                                        ===========

Supplemental disclosure of noncash investing and
  financing activities:
  Settlement of stockholder loans                                    $    82,027
                                                                     ===========


                                             See notes to financial statements.

                                                            F-5

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


Note 1 - Organization and Management's Plans

Organization of Business
------------------------

Newsearch, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 3, 1999. Prior to July 2004, the Company through its subsidiary, Panache, Inc. ("Panache"), operated as a women's fashion apparel wholesaler in Colorado and since that time, the Company has been inactive.

Management's Plans
------------------

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $232,709 as of December 31, 2004. The Company is a shell entity with no assets or operations.

The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Inventory
---------

Merchandise inventory is stated at the lower of cost or market value on the "first-in, first-out" accounting method.

Depreciation
------------

Depreciation for both financial reporting and tax purposes is provided on the straight-line and accelerated methods over the following estimated useful lives:

           Office equipment                         5 - 7   years
           Automobiles                                  5   years
           Leasehold improvements                       7   years

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


Goodwill and Covenant Not to Compete
------------------------------------

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

The covenant not to compete agreement arose from an acquisition and was amortized on a straight-line basis over the life of the agreement (three years).

Financial Instruments
---------------------

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Sales Revenue
-------------

The Company records sales revenue at the time the merchandise is shipped. Commission income is recognized when the right to receive it is established through sale or as other contractual requirements are met. General and administrative expenses are charged as incurred to periodic income.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2004 and 2003, the Company did not have any components of comprehensive income (loss) to report.

Net Loss Per Share
------------------

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation
------------------------

SFAS No. 123, Accounting For Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

During the years ended December 31, 2004 and 2003, there were no stock options granted or outstanding.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2004. Therefore, the initial adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

Note 3 - Stockholder Loans

The Company has an unsecured loan payable to an officer/stockholder. Interest at 8.00% was added annually to the loan balance. During December 2004, $77,304 of the outstanding loan balance was forgiven; the loan repayment terms were modified and the loan ceased accruing interest. The Company recorded this debt

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


forgiveness as a capital contribution. At December 31, 2004, the loan balance was $50,000. Interest expense was $7,077 and $7,640 for the years ended December 31, 2004 and 2003, respectively.

The Company has an unsecured loan payable to a stockholder. Interest at 8.00% was added annually to the loan balance. During October 2004, $4,723 of the outstanding loan balance was forgiven; the loan repayment terms were modified and the loan ceased accruing interest. The Company recorded this debt forgiveness as a capital contribution. At December 31, 2004, the loan balance was $25,750. Interest expense was $1,914 and $2,116 for the years ended December 31, 2004 and 2003, respectively.

Note 4 - Stockholders' Deficit

Common Stock
------------

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. Dividends may be paid on the outstanding shares as declared by our board of directors. Each share of common stock is entitled to one vote.

Capital contributions of $23,174 were made in 2003 by companies controlled by the Company's majority stockholders.

During December 2004, a stockholder of the Company surrendered 350,000 shares of our common stock for no consideration. These shares were cancelled by the Company.

Preferred Stock
---------------

The Company is authorized to issue 50,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

2002 Employee Stock Compensation Plan
-------------------------------------

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 3,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by our board of directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

2002 Stock Plan
---------------

The Company has adopted a stock plan (the "STOCK Plan") which allows for the issuance of options to purchase up to 3,000,000 shares of stock to employees, officers, directors and consultants of the Company. The STOCK Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


Internal Revenue Code. Options will be granted under the STOCK Plan at exercise prices to be determined by our board of directors or other STOCK Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the STOCK Plan to date.

Note 5 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the years ended December 31, 2004 and 2003. The expected income tax benefit for the years ended December 31, 2004 and 2003 is approximately $13,000 and $19,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $233,000 at December 31, 2004 are available to offset future taxable income, if any, and expire in 2024. This results in a net deferred tax asset of approximately $47,000 at December 31, 2004. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

Note 6 - Lease Commitments

The Company leased its office and warehouse space under an operating lease that expired July 1, 2004. Rental expense was $12,168 and $24,505 for the years ended December 31, 2004 and 2003, respectively. At the present time, the Company does not require any office space and the Company uses the office of its president for corporate and administrative purposes.