Form 10QSB
period 2005-03-31
NEWSEARCH INC
filed 2006-06-19
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-30303

                                 NEWSEARCH, INC.
           ----------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

           COLORADO                                              84-1522846
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                            7786 South Forest Street
                            Littleton, Colorado 80122
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 475-7163
                 ----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 800,250 shares outstanding at May 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

                                     PART I.

ITEM 1.    FINANCIAL STATEMENTS

                                 NEWSEARCH, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2005


                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accrued expenses                                                    $  48,654
  Stockholder loans                                                      75,750
                                                                      ---------
                                                                        124,404

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares; issued and outstanding - 800,250                                800
  Additional paid-in capital                                            112,463
  Accumulated deficit                                                  (237,667)
                                                                       ---------
                                                                       (124,404)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                      Statements of Operations (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          2005            2004
                                                       -----------    -----------
Revenues:
  Sales                                                $              $     9,000
  Commissions                                                               5,892
                                                       -----------    -----------
                                                              --           14,892

Cost of sales                                                               6,832
                                                       -----------    -----------
  Gross profit                                                --            8,060

General and administrative expenses                          4,958         16,852
                                                       -----------    -----------
  Loss from operations                                      (4,958)        (8,792)

Interest expense                                                            2,637
                                                       -----------    -----------

Net loss applicable to common stockholders             $    (4,958)   $   (11,492)
                                                       ===========    ===========

Basic and diluted net loss per common share            $      (.01)   $      (.01)
                                                       ===========    ===========

Weighted average number of common shares outstanding       800,250      1,150,250
                                                       ===========    ===========

                         See notes to financial statements.




                                 NEWSEARCH, INC.
                      Statements of Cash Flows (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2005        2004
                                                           ---------   --------

Cash flows from operating activities:
  Net loss                                                 $ (4,958)   $(11,429)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                           726
    Changes in operating assets and liabilities:
      Accounts receivable                                                 --
      Inventory                                                           6,702
      Accounts payable                                                   (4,603)
      Accrued payroll - related expenses                                   (212)
      Accrued expenses                                        4,958       5,125
                                                           --------    --------
      Net cash used in operating activities                    --        (3,691)
                                                           --------    --------

Cash flows from investing activities:
      Net cash used in investing activities                    --          --
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from stockholder loans                                         4,086
  Repayment of stockholder loans                                           --
                                                           --------    --------
      Net cash provided by financing activities                --         4,086
                                                           --------    --------

Net increase in cash                                           --           395
Cash, beginning of year                                        --           284
                                                           --------    --------

Cash, end of period                                        $   --      $    679
                                                           ========    ========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   --      $   --
                                                           ========    ========

                        See notes to financial statements.

                                       4

                                 NEWSEARCH, INC.
                    Notes To Financial Statements (Unaudited)


1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

ITEM 2.    MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the forgoing cautionary statement.

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1, of our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2004.

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

Results of Operations

FIRST QUARTER 2005 - During the quarter ended March 31, 2005, we incurred a net loss of $4,958. General and administrative expenses related primarily to telephone, other office costs and costs associated with being a public company. The Company paid no rent or salaries and had no operations.

FIRST QUARTER 2004 - During the quarter ended March 31, 2004, we had sales of $14,892 and a net loss of $11,492. The Company's cost of sales was $6,832. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage, show expenses, telephone, travel, other office costs and costs of being a public company. The Company incurred interest expense of $2,637.

Liquidity and Capital Resources

We had no cash on hand at March 31, 2005 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $237,667. As of March 31, 2005 we had accrued expenses totaling $48,654 and stockholder loans of $75,750. The stockholder loans are repayable when the Company's future cash flows or profits allow. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

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

Risk Factors that May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or what we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

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

ITEM 3.    CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS and REPORTS on FORM 8-K.

     (a) EXHIBITS. The following exhibits are filed as part of this report.

           31 Certification of Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32 Certification of Chief Executive Officer, President and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  June 19, 2006

                                           NEWSEARCH, INC.


                                    By /s/ Dean Wicker
                                       -----------------------------------------
                                           Dean Wicker, Chief Executive Officer,
                                           President and Chief Financial Officer