Form 10QSB
period 2005-09-30
NEWSEARCH INC
filed 2006-06-21
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                            7786 South Forest Street
                            Littleton, Colorado 80122
                      -------------------------------------
                    (Address of Principal Executive Offices)

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

                                     PART I.

ITEM 1.     FINANCIAL STATEMENTS

                                 NEWSEARCH, INC.
                            Balance Sheet (Unaudited)
                               September 30, 2005


                                     ASSETS

Total assets                                                          $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accrued expenses                                                    $  52,779
  Stockholder loans                                                      75,750
                                                                      ---------
                                                                        128,529

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares;  issued and outstanding - 800,250                               800
  Additional paid-in capital                                            112,463
  Accumulated deficit                                                  (241,792)
                                                                      ---------
                                                                       (128,529)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========

                       See notes to financial statements.

                                                     NEWSEARCH, INC.
                                       Statements of Operations (Unaudited)


                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
                                            ----------------------------      ----------------------------
                                                2005            2004             2005              2004
                                            -----------      -----------      -----------      -----------
Revenues:
  Sales                                     $                $       552      $                $    19,522
  Commissions                                                                                       11,784
                                            -----------      -----------      -----------      -----------
                                                   --                552             --             31,306

Cost of sales                                                                                       19,937
                                            -----------      -----------      -----------      -----------
  Gross profit                                     --                552             --             11,369

General and administrative expenses               2,500            9,522            9,083           48,284
                                            -----------      -----------      -----------      -----------
  Loss from operations                           (2,500)          (8,970)          (9,083)         (36,915)

Interest expense                                                   2,727                             8,091
                                            -----------      -----------      -----------      -----------

Net loss applicable to common
  stockholders                              $    (2,500)     $   (11,697)     $    (9,083)     $   (45,006)
                                            ===========      ===========      ===========      ===========

Basic and diluted net loss per
  common share                              $        **      $      (.01)     $      (.01)     $      (.04)
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

                                                                3

                                 NEWSEARCH, INC.
                      Statements of Cash Flows (Unaudited)


                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------

Cash flows from operating activities:
  Net loss                                                 $ (9,083)   $(45,006)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                         2,184
    Loss on abandonment of assets                                         7,348
    Changes in operating assets and liabilities:
      Accounts receivable                                                  --
      Inventory                                                          16,202
      Deposits                                                            1,958
      Accounts payable                                                   (9,604)
      Accrued payroll - related expenses                                 (1,050)
      Accrued expenses                                        9,083      12,556
                                                           --------    --------
      Net cash used in operating activities                    --       (15,412)
                                                           --------    --------

Cash flows from investing activities:
      Net cash used in investing activities                    --          --
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from stockholder loans                                        18,598
  Repayment of stockholder loans                                         (3,350)
                                                           --------    --------
      Net cash provided by financing activities                --        15,248
                                                           --------    --------

Net decrease in cash                                           --          (164)
Cash, beginning of year                                        --           284
                                                           --------    --------


Cash, end of period                                        $   --      $    120
                                                           ========    ========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   --      $   --
                                                           ========    ========

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                    Notes to Financial Statements (Unaudited)


1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

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

Results of Operations

THIRD QUARTER 2005 - During the three and nine months ended September 30, 2005, we incurred a net loss of $2,500 and $9,083. General and administrative expenses related primarily to telephone, other office costs and costs associated with being a public company. The Company paid no rent or salaries and had no operations.

THIRD QUARTER 2004 - During the three and nine months ended September 30, 2004, we had sales of $552 and $31,306. The Company incurred a net loss of $11,697 and $45,006. The Company's cost of sales was $-0- and $19,937. General and administrative expenses related primarily to wages, payroll taxes, insurance, postage, show expenses, telephone, travel, other office costs and supplies and costs associated with being a public company. The Company incurred interest expense of $2,727.

Liquidity and Capital Resources

We had no cash on hand at September 30, 2005 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $241,792. As of September 30, 2005 we had accrued expenses totaling $52,779 and stockholder loans of $75,750. The stockholder loans are repayable when the Company's future cash flows or profits allow. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

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

ITEM 3.    CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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