Form 10KSB
period 2005-12-31
NEWSEARCH INC
filed 2006-06-22
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended: December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the transition period from: __________ to ___________

                          Commission File No.: 0-30303

                                 NEWSEARCH, INC.
            --------------------------------------------------------
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

State the issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2006 was not determinable.

The number of shares of the registrant's common stock outstanding as of May 31, 2006: 800,250 shares.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                       INDEX TO FORM 10-KSB ANNUAL REPORT


                                                                           Page
                                                                           ----
Part I

Item 1.    Description of Business............................................3

Item 2.    Description of Property...........................................11

Item 3.    Legal Proceedings.................................................11

Item 4.    Submission of Matters to a Vote of Security Holders...............11

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..........12

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13

Item 7.    Financial Statements..............................................18

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................19

Item 8A    Controls and Procedures...........................................19

Item 8B    Other Information.................................................19

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................19

Item 10.   Executive Compensation............................................20

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management....................................................22

Item 12.   Certain Relationships and Related Transactions....................23

Item 13.   Exhibits..........................................................23

Item 14.   Principal Accountant Fees and Services............................24

           Signatures........................................................25

           Financial Statements.............................................F-1

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

ITEM 4.    SUBMISSION of MATTERS to VOTE of SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2005, and no meeting of shareholders was held.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

                                             Number of securities     Weighted average
                                               to be issued upon      exercise price of         Number of
                                                  exercise of           outstanding            securities
                                             outstanding options,    options, warrants    remaining available
   Plan category                              warrants and rights        and rights       for future issuance
   --------------------------------------    --------------------    -----------------    -------------------
                                                     (a)                    (b)                    (c)
   Equity compensation plans approved by
   security holders

   2002 EMPLOYEE STOCK
    COMPENSATION PLAN                                  -0-                  N/A               3,000,000

   2002 COMPENSATORY STOCK
    OPTION PLAN                                        -0-                  N/A               3,000,000

   Equity compensation plans not approved
   by security holders

   NONE                                                N/A                  N/A                  N/A

   Total                                               -0-                  N/A               6,000,000

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

Results of Operations

We have not had any operations or revenues since July 2004. For the year ended December 31, 2005, we had no sales and a net loss of $9,583, as compared to sales of $31,306 and a net loss of $67,516 for the year ended December 31, 2004. The Company's cost of sales for 2004 was $19,937. General and administrative expenses in 2005 related primarily to accounting, legal, office costs and costs associated with being a public company. The Company incurred interest expense of $-0- in 2005 versus $8,991 in 2004.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2005 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $242,292. As of December 31, 2005 we had accrued expenses totaling $53,279 and stockholder loans of $75,750. The stockholder loans are repayable when the Company's future cash flows or profits allow. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $30,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2005 and 2004.

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

ITEM 7.    FINANCIAL STATEMENTS.

Our financial statements for the years ended December 31, 2005 and 2004, and the reports thereon of Larry O'Donnell, CPA, P.C., respectively are included in this annual report.

ITEM 8. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None

ITEM 8A.   CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Dean Wicker, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.   EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of executive officers for the fiscal years ended December 31, 2005, 2004 and 2003. Such officers are sometimes collectively referred to below as the "Named Officers."

None of the Named Officers received any form of non-cash compensation from us in the fiscal years ended December 31, 2005, 2004 or 2003. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.



                                                       Summary Compensation Table

                                                                              Long-Term Compensation
                                                                             ------------------------
                                        Annual Compensation                            Awards             Payouts
                            ---------------------------------------------    ------------------------     -------
                                                                                           Securities                   All
Name and                                                                     Restricted    Underlying       ($)        Other
Principal                             ($)        ($)       Other Annual        Stock        Options        LTIP       Compen-
Position                    Year    Salary      Bonus    Compensation ($)    Awards ($)    & SARs (#)     Payouts    sation ($)
--------------------        ----    ------      -----    ----------------    ----------    ----------     -------    ----------

Dean Wicker (1)             2005     $  -0-       --            --              --              --            --          --
Director, CEO,              2004     $  -0-       --            --              --              --            --          --
President & CFO             2003     $  -0-       --            --              --              --            --          --

William Johnson (1)         2005     $  -0-       --            --              --              --            --          --
Former Director             2004     $  -0-       --            --              --              --            --          --
                            2003     $  -0-       --            --              --              --            --          --

Irwin Krushansky (2)        2005     $  -0-       --            --              --              --            --          --
Former Director             2004     $  -0-       --            --              --              --            --          --
                            2003     $  -0-       --            --              --              --            --          --

         ---------------------------
         (1) Dean Wicker and William Johnson became executive officers or directors of the Company on December 2, 2002. Mr. Johnson resigned as a director on December 29, 2003. Neither Wicker or Johnson received any compensation from the Company in 2005, 2004 or 2003, and Mr. Wicker will receive no compensation from the Company in 2006.

         (2) Irwin Krushansky resigned as a director on December 18, 2003.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2005, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2005.

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

          Name and Address                 Amount & Nature
           of Beneficial                     of Beneficial           Percent
             Owner (1)                        Ownership            of Class (2)
    -------------------------------       -----------------        ------------

     **Dean Wicker                             352,100                44.0%
     7786 South Forest Street
     Littleton, CO 80122

     Egin Bresnig                              347,900                43.5%
     8037 South Datura Way
     Littleton, CO 80122

     ** All officers and directors             352,100                44.0%
     as a group (1 person)

       -------------------------
       (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

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

At December 31, 2005 and 2004, the Company was indebted to its officers, directors and control shareholders for loans and costs advanced on our behalf in the amount of $75,750. During 2004, $82,027 of the outstanding stockholder loan balances was forgiven; the loan repayment terms were modified and the loans ceased to accrue interest. The Company recorded this debt forgiveness in 2004 as a capital contribution. The Company has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to the Company, loan money or otherwise provide funds to us, although management expects that one or more of such persons may make funds available to us in the event of need to cover operating expenses.

ITEM 13.   EXHIBITS


Exhibit
Number         Exhibit Description
--------       -------------------
3.1            Articles  of  Incorporation  of the  Company as filed  December  3, 1999,  is  incorporated  herein by reference  to  Exhibit  3.1 to the  Annual  Report on Form  10-KSB of the  Company  for the year ended
               December 31, 2005.
-------------- -------------------------------------------------------------------------------------------------------
3.2            Bylaws of the Company is incorporated  herein by reference to Exhibit 3.2 to the Annual Report on Form
               10-KSB of the Company for the year ended December 31, 2005.
-------------- -------------------------------------------------------------------------------------------------------
4.1            Specimen common stock  certificate of the Company is  incorporated  herein by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005.
-------------- -------------------------------------------------------------------------------------------------------
10.1           The 2002  Compensatory  Stock Option Plan is  incorporated  herein by reference to Exhibit 10.1 to the
               Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005.
-------------- -------------------------------------------------------------------------------------------------------
10.2           The 2002 Employee Stock  Compensation Plan is incorporated  herein by reference to Exhibit 10.2 to the
               Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005.
-------------- -------------------------------------------------------------------------------------------------------
14             Code of Ethics is  incorporated  by reference to Exhibit 14 to the Annual Report on Form 10-KSB of the
               Company for the year ended December 31, 2005.
-------------- -------------------------------------------------------------------------------------------------------
21             Description of Subsidiaries
-------------- -------------------------------------------------------------------------------------------------------
31             Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive and Principal Financial Officer
-------------- -------------------------------------------------------------------------------------------------------
32             Section 1350 Certifications by the Principal Executive and Principal Financial Officer
-------------- -------------------------------------------------------------------------------------------------------

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,500 and $1,500, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the preparation of the registrant's annual tax returns were $-0- and $-0-, respectively.

All Other Fees

None

Pre-Approval Policies and Procedures

On May 19, 2006 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our board of directors also appointed and authorized Dean Wicker to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 20, 2006

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

     Signature                           Title                       Date
     ---------                           -----                       ----

  /s/ Dean Wicker         Director, CEO, President and CFO        June 20, 2006
  ---------------
      Dean Wicker

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Newsearch, Inc.

I have audited the accompanying balance sheet of Newsearch, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newsearch, Inc. as of December 31, 2005, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.



/s/ Larry O'Donnell, CPA, P.C.
    Larry O'Donnell, CPA, P.C.

June 15, 2006

                                 NEWSEARCH, INC.
                                  Balance Sheet
                                December 31, 2005



                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accrued expenses                                                    $  53,279
  Stockholder loans                                                      75,750
                                                                      ---------
                                                                        129,029

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares; issued and outstanding - 800,250 shares                         800
  Additional paid-in capital                                            112,463
  Accumulated deficit                                                  (242,292)
                                                                      ---------
                                                                       (129,029)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========


                      See notes to financial statements.

                                      NEWSEARCH, INC.
                                  Statements of Operations



                                                        Year Ended December 31,
                                                       --------------------------
                                                           2005           2004
                                                       -----------    -----------
Revenues:
  Sales                                                $              $    19,522
  Commissions                                                              11,784
                                                       -----------    -----------
                                                              --           31,306

Cost of sales                                                              19,937
                                                       -----------    -----------
  Gross profit                                                --           11,369

General and administrative expenses                          9,583         69,894
                                                       -----------    -----------
  Loss from operations                                      (9,583)       (58,525)

Interest expense                                                            8,991
                                                       -----------    -----------

Net loss applicable to common shareholders             $    (9,583)   $   (67,516)
                                                       ===========    ===========

Basic and diluted net loss per common share            $      (.01)   $      (.06)
                                                       ===========    ===========

Weighted average number of common shares outstanding       800,250      1,062,750
                                                       ===========    ===========


                         See notes to financial statements.



                                                NEWSEARCH, INC.
                               Statements of Changes in Stockholders' Deficit



                                                     Common Stock             Additional
                                             ---------------------------       Paid-in       Accumulated
                                               Shares           Amount         Capital         Deficit
                                             ----------       ----------      ----------      ----------

Balances, January 1, 2004                     1,150,250       $    1,150      $   30,086      $ (165,193)
  Cancellation of common stock                 (350,000)            (350)            350
  Settlement of stockholder loans                                                 82,027
  Net loss                                                                                       (67,516)
                                             ----------       ----------      ----------      ----------
Balances, December 31, 2004                     800,250              800         112,463        (232,709)
  Net loss                                                                                        (9,583)
                                             ----------       ----------      ----------      ----------
Balances, December 31, 2005                     800,250       $      800      $  112,463      $ (242,292)
                                             ==========       ==========      ==========      ==========


                                       See notes to financial statements.




                                      NEWSEARCH, INC.
                                 Statements of Cash Flows



                                                            Year Ended December 31,
                                                           -------------------------
                                                             2005             2004
                                                           --------         --------

Cash flows from operating activities:
  Net loss                                                 $ (9,583)        $(67,516)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                              1,444
    Loss on abandonment of assets                                              8,087
    Changes in operating assets and liabilities:
      Inventory                                                               16,202
      Deposits                                                                 1,958
      Accounts payable                                                       (12,603)
      Accrued payroll - related expenses                                      (1,076)
      Accrued expenses                                        9,583           34,190
                                                           --------         --------
      Net cash used in operating activities                    --            (19,314)
                                                           --------         --------

Cash flows from investing activities:
      Net cash used in investing activities                    --               --
                                                           --------         --------

Cash flows from financing activities:
  Proceeds from stockholder loans                                             22,498
  Repayments of stockholder loans                                             (3,468)
                                                           --------         --------
      Net cash provided by financing activities                --             19,030
                                                           --------         --------

Net decrease in cash                                           --               (284)
Cash at beginning of year                                      --                284
                                                           --------         --------
Cash at end of year                                        $   --           $   --
                                                           ========         ========


Supplemental disclosure of noncash investing and
  financing activities:
  Settlement of stockholder loans                                           $ 82,027
                                                                            ========


                                   See notes to financial statements.

                                                F-5

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2005 and 2004


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

Management's Plans
------------------

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $242,292 as of December 31, 2005. The Company is a shell entity with no assets or operations.

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

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2005 and 2004


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

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income (loss) to report.

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

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2005 and 2004


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

During the years ended December 31, 2005 and 2004, there were no stock options granted or outstanding.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2005. Therefore, the initial adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

Note 3 - Stockholder Loans

The Company has an unsecured loan payable to an officer/stockholder. Interest at 8.00% was added annually to the loan balance. During December 2004, $77,304 of the outstanding loan balance was forgiven; the loan repayment terms were modified and the loan ceased accruing interest. The Company recorded this debt forgiveness as a capital contribution. At December 31, 2005, the loan balance was $50,000. Interest expense was $7,077 for the year ended December 31, 2004.

The Company has an unsecured loan payable to a stockholder. Interest at 8.00% was added annually to the loan balance. During October 2004, $4,723 of the outstanding loan balance was forgiven; the loan repayment terms were modified and the loan ceased accruing interest. The Company recorded this debt forgiveness as a capital contribution. At December 31, 2005, the loan balance was $25,750. Interest expense was $1,914 for the year ended December 31, 2004.

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

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2005 and 2004


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

2002 Stock Plan
---------------

The Company has adopted a stock plan (the "STOCK Plan") which allows for the issuance of options to purchase up to 3,000,000 shares of stock to employees, officers, directors and consultants of the Company. The STOCK Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the STOCK Plan at exercise prices to be determined by our board of directors or other STOCK Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the STOCK Plan to date.

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

The Company incurred no income taxes for the years ended December 31, 2005 and 2004. The expected income tax benefit for the years ended December 31, 2005 and 2004 is approximately $2,000 and $13,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $242,000 at December 31, 2005 are available to offset future taxable income, if any, and expire in 2025. This results in a net deferred tax asset of approximately $48,000 at December 31, 2005. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

                                 NEWSEARCH, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2005 and 2004


Note 6 - Lease Commitments

The Company leased its office and warehouse space under an operating lease that expired July 1, 2004. Rental expense was $12,168 for the year ended December 31, 2004. At the present time, the Company does not require any office space and the Company uses the office of its president for corporate and administrative purposes.