Form 10QSB
period 2006-03-31
NEWSEARCH INC
filed 2006-06-23
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 (303) 475-7163
                  ---------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

                                    PART I.

ITEM 1.     FINANCIAL STATEMENTS

                                 NEWSEARCH, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2006


                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accrued expenses                                                    $  57,254
  Stockholder loans                                                      75,750
                                                                      ---------
                                                                        133,004

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares; issued and outstanding - 800,250                                800
  Additional paid-in capital                                            112,463
  Accumulated deficit                                                  (246,267)
                                                                      ---------
                                                                       (133,004)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                      Statements of Operations (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2006         2005
                                                         ---------    ----------

General and administrative expenses                      $   3,975    $   4,958
                                                         ---------    ---------

Net loss applicable to common stockholders               $  (3,975)   $  (4,958)
                                                         =========    =========

Basic and diluted net loss per common share              $      **    $    (.01)
                                                         =========    =========

Weighted average number of common shares outstanding       800,250      800,250
                                                         =========    =========


** Less than $(.01) per share

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                      Statements of Cash Flows (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2006         2005
                                                           --------     -------

Cash flows from operating activities:
  Net loss                                                 $(3,975)     $(4,958)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                             --           --
    Changes in operating assets and liabilities:
      Accrued expenses                                       3,975        4,958
                                                           -------      -------
      Net cash used in operating activities                   --           --
                                                           -------      -------

Cash flows from investing activities:
      Net cash used in investing activities                   --           --
                                                           -------      -------

Cash flows from financing activities:
      Net cash provided by financing activities               --           --
                                                           -------      -------

Net increase in cash                                          --           --
Cash, beginning of year                                       --           --
                                                           -------      -------

Cash, end of period                                        $  --        $  --
                                                           =======      =======


Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  --        $  --
                                                           =======      =======

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                    Notes To Financial Statements (Unaudited)


1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

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

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1, of our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005.

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

Results of Operations

FIRST QUARTER 2006 - During the quarter ended March 31, 2006, we incurred a net loss of $3,975. General and administrative expenses related primarily to telephone, other office costs and costs associated with being a public company. The Company paid no rent or salaries and had no operations.

FIRST QUARTER 2005 - During the quarter ended March 31, 2005, we incurred a net loss of $4,958. General and administrative expenses related primarily to telephone, other office costs and costs associated with being a public company. The Company paid no rent or salaries and had no operations.

Liquidity and Capital Resources

We had no cash on hand at March 31, 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $246,267. As of March 31, 2006 we had accrued expenses totaling $57,254 and stockholder loans of $75,750. The stockholder loans are repayable when the Company's future cash flows or profits allow. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

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

ITEM 3.     CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATE:  June 21, 2006

                                          NEWSEARCH, INC.

                                 By  /s/  Dean Wicker
                                     ------------------------------------------
                                          Dean Wicker, Chief Executive Officer,
                                          President and Chief Financial Officer