Form 10QSB
period 2006-06-30
NEWSEARCH INC
filed 2006-07-11
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 800,250 shares outstanding at June 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

                                     PART I.

ITEM 1.     FINANCIAL STATEMENTS

                                 NEWSEARCH, INC.
                            Balance Sheet (Unaudited)
                                  June 30, 2006


                                     ASSETS

Total assets                                                          $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accrued expenses                                                    $  96,820
  Stockholder loans                                                      75,750
                                                                      ---------
                                                                        172,570

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares; issued and outstanding - 800,250                                800
  Additional paid-in capital                                            112,463
  Accumulated deficit                                                  (285,833)
                                                                      ---------
                                                                       (172,570)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========

                        See notes to financial statements.

                                                   NEWSEARCH, INC.
                                       Statements of Operations (Unaudited)


                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                               ----------------------------       -----------------------------
                                                  2006             2005              2006              2005
                                               -----------      -----------       -----------      ------------
General and administrative expenses            $    39,566      $     1,625       $    43,541       $     6,583
                                               -----------      -----------       -----------       -----------

Net loss applicable to common
  stockholders                                 $   (39,566)     $    (1,625)      $   (43,541)      $    (6,583)
                                               ===========      ===========       ===========       ===========

Basic and diluted net loss per
  common share                                 $      (.05)     $        **       $      (.05)      $      (.01)
                                               ===========      ===========       ===========       ===========

Weighted average number of
  common shares outstanding                        800,250          800,250           800,250           800,250
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

                                                                  3

                                 NEWSEARCH, INC.
                      Statements of Cash Flows (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2006        2005
                                                           --------    --------

Cash flows from operating activities:
  Net loss                                                 $(43,541)   $ (6,583)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                              --          --
    Changes in operating assets and liabilities:
      Accrued expenses                                       43,541       6,583
                                                           --------    --------
      Net cash used in operating activities                    --          --
                                                           --------    --------

Cash flows from investing activities:
      Net cash used in investing activities                    --          --
                                                           --------    --------

Cash flows from financing activities:
      Net cash provided by financing activities                --          --
                                                           --------    --------

Net increase in cash                                           --          --
Cash, beginning of year                                        --          --
                                                           --------    --------

Cash, end of period                                        $   --      $   --
                                                           ========    ========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   --      $   --
                                                           ========    ========

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                    Notes to Financial Statements (Unaudited)


1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

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

Results of Operations

SECOND QUARTER 2006 - During the three and six months ended June 30, 2006, we incurred a net loss of $39,566 and $43,541. General and administrative expenses related primarily to telephone, other office costs and costs associated with being a public company. The Company paid no rent or salaries and had no operations.

SECOND QUARTER 2005 - During the three and six months ended June 30, 2005, we incurred a net loss of $1,625 and $6,583. General and administrative expenses related primarily to telephone, other office costs and costs associated with being a public company. The Company paid no rent or salaries and had no operations.

Liquidity and Capital Resources

We had no cash on hand at June 30, 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $285,833. As of June 30, 2006 we had accrued expenses totaling $96,820 and stockholder loans of $75,750. The stockholder loans are repayable when the Company's future cash flows or profits allow. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 3.    CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Dean Wicker, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Wicker concluded that as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATE:  July 10, 2006

                                           NEWSEARCH, INC.


                                   By  /s/ Dean Wicker
                                       -----------------------------------------
                                           Dean Wicker, Chief Executive Officer,
                                           President and Chief Financial Officer