Form 10KSB/A
period 2005-12-31
NEWSEARCH INC
filed 2006-10-31
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended: December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the transition period from: __________ to ___________

                          Commission File No.: 0-30303

                                 NEWSEARCH, INC.
            --------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

           COLORADO                                              84-1522846
--------------------------------                              ------------------
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

ITEM 8. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None

ITEM 8A.   CONTROLS and PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS; COMPLIANCE with SECTION 16(a) of the EXCHANGE ACT.

Our directors and officers are:

Name                    Age      Position(s) with the Company
------------            ---      ---------------------------------------------

Dean Wicker             66       Director, Chief Executive Officer, President,
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



                                                       Summary Compensation Table

                                                                              Long-Term Compensation
                                                                             ------------------------
                                        Annual Compensation                            Awards             Payouts
                            ---------------------------------------------    ------------------------     -------
                                                                                           Securities                   All
Name and                                                                     Restricted    Underlying       ($)        Other
Principal                             ($)        ($)       Other Annual        Stock        Options        LTIP       Compen-
Position                    Year    Salary      Bonus    Compensation ($)    Awards ($)    & SARs (#)     Payouts    sation ($)
- --------------------        ----    ------      -----    ----------------    ----------    ----------     -------    ----------

Dean Wicker (1)             2005     $  -0-       --            --              --              --            --          --
Director, CEO,              2004     $  -0-       --            --              --              --            --          --
President & CFO             2003     $  -0-       --            --              --              --            --          --

William Johnson (1)         2005     $  -0-       --            --              --              --            --          --
Former Director             2004     $  -0-       --            --              --              --            --          --
                            2003     $  -0-       --            --              --              --            --          --

Irwin Krushansky (2)        2005     $  -0-       --            --              --              --            --          --
Former Director             2004     $  -0-       --            --              --              --            --          --
                            2003     $  -0-       --            --              --              --            --          --

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

ITEM 13.   EXHIBITS


Exhibit
Number         Exhibit Description
- --------       -------------------
3.1            Articles  of  Incorporation  of the  Company as filed  December  3, 1999,  is  incorporated  herein by reference  to  Exhibit  3.1 to the  Annual  Report on Form  10-KSB of the  Company  for the year ended
               December 31, 2005.
- -------------- -------------------------------------------------------------------------------------------------------
3.2            Bylaws of the Company is incorporated  herein by reference to Exhibit 3.2 to the Annual Report on Form
               10-KSB of the Company for the year ended December 31, 2005.
- -------------- -------------------------------------------------------------------------------------------------------
4.1            Specimen common stock  certificate of the Company is  incorporated  herein by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005.
- -------------- -------------------------------------------------------------------------------------------------------
10.1           The 2002  Compensatory  Stock Option Plan is  incorporated  herein by reference to Exhibit 10.1 to the
               Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005.
- -------------- -------------------------------------------------------------------------------------------------------
10.2           The 2002 Employee Stock  Compensation Plan is incorporated  herein by reference to Exhibit 10.2 to the
               Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005.
- -------------- -------------------------------------------------------------------------------------------------------
14             Code of Ethics is  incorporated  by reference to Exhibit 14 to the Annual Report on Form 10-KSB of the
               Company for the year ended December 31, 2005.
- -------------- -------------------------------------------------------------------------------------------------------
21             Description of Subsidiaries
- -------------- -------------------------------------------------------------------------------------------------------
31             Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive and Principal Financial Officer
- -------------- -------------------------------------------------------------------------------------------------------
32             Section 1350 Certifications by the Principal Executive and Principal Financial Officer
- -------------- -------------------------------------------------------------------------------------------------------

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

Organization of Business
- ------------------------

Newsearch, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 3, 1999. Prior to July 2004, the Company through its subsidiary, Panache, Inc. ("Panache"), operated as a women's fashion apparel wholesaler in Colorado and since that time, the Company has been inactive.

Management's Plans
- ------------------

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

Use of Estimates
- ----------------

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

Inventory
- ---------

Merchandise inventory is stated at the lower of cost or market value on the "first-in, first-out" accounting method.

Depreciation
- ------------

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


Financial Instruments
- ---------------------

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Sales Revenue
- -------------

The Company records sales revenue at the time the merchandise is shipped. Commission income is recognized when the right to receive it is established through sale or as other contractual requirements are met. General and administrative expenses are charged as incurred to periodic income.

Comprehensive Income
- --------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income (loss) to report.

Net Loss Per Share
- ------------------

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

Stock-Based Compensation
- ------------------------

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

Recently Issued Accounting Pronouncements
- -----------------------------------------

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

Common Stock
- ------------

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


Preferred Stock
- ---------------

The Company is authorized to issue 50,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

2002 Employee Stock Compensation Plan
- -------------------------------------

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

2002 Stock Plan
- ---------------

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