Form 10QSB/A
period 2006-03-31
NEWSEARCH INC
filed 2006-11-01
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

ITEM 3.     CONTROLS and PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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