Form 10QSB
period 2006-09-30
NEWSEARCH INC
filed 2006-11-14
CIK 751406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                    4150 Saint-Catherine Street, W. Suite 525
                            Montreal, Quebec H3Z 2Y5
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 288-8070
                  ---------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 800,250 shares outstanding at September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                 NEWSEARCH, INC.
                            Balance Sheet (Unaudited)
                               September 30, 2006


                                     ASSETS

Current assets:
  Cash                                                                $  67,423
                                                                      ---------

Total assets                                                          $  67,423
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                                    $   5,006
  Promissory notes                                                      300,000
                                                                      ---------
                                                                        305,006

Stockholders' deficit:
  Preferred stock; $.001 par value; authorized - 50,000,000
    shares; issued - none                                                  --
  Common stock; $.001 par value; authorized - 100,000,000
    shares; issued and outstanding - 800,250                                800
  Additional paid-in capital                                            165,713
  Accumulated deficit                                                  (404,096)
                                                                      ---------
                                                                       (237,583)
                                                                      ---------

Total liabilities and stockholders' deficit                           $  67,423
                                                                      =========

                       See notes to financial statements.


                                                     NEWSEARCH, INC.
                                           Statements of Operations (Unaudited)


                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                              -----------------------           -----------------------

                                                2006          2005                2006           2005
                                              ---------     ---------           ---------     ---------
General and administrative expenses           $ 116,311     $   2,500           $ 159,852     $   9,083

Interest expense                                  1,952                             1,952
                                              ---------     ---------           ---------     ---------

Net loss applicable to common
  stockholders                                $(118,263)    $  (2,500)          $(161,804)    $  (9,083)
                                              =========     =========           =========     =========

Basic and diluted net loss per
  common share                                $    (.15)    $      **           $    (.20)    $    (.01)
                                              =========     =========           =========     =========

Weighted average number of
  common shares outstanding                     800,250       800,250             800,250       800,250
                                              =========     =========           =========     =========


**  Less than $(.01) per share

                                            See notes to financial statements.

                                                            3

                                 NEWSEARCH, INC.
                      Statements of Cash Flows (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                            2006         2005
                                                         ---------    ---------

Cash flows from operating activities:
  Net loss                                               $(161,804)   $  (9,083)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization
    Changes in operating assets and liabilities:
      Accrued expenses                                     (48,273)       9,083
                                                         ---------    ---------
      Net cash used in operating activities               (210,077)        --
                                                         ---------    ---------

Cash flows from investing activities:
      Net cash used in investing activities                   --           --
                                                         ---------    ---------

Cash flows from financing activities:
   Promissory notes                                        300,000
   Repayment of shareholder loans                          (22,500)
                                                         ---------    ---------
      Net cash provided by financing activities            277,500         --
                                                         ---------    ---------

Net increase in cash                                        67,423         --
Cash, beginning of year                                       --           --
                                                         ---------    ---------

Cash, end of period                                      $  67,423    $    --
                                                         =========    =========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    --      $    --
                                                         =========    =========

Supplemental disclosure of non-cash investing and
financing activities:
  Forgiveness of shareholder loans                       $  53,250
                                                         =========

                       See notes to financial statements.

                                 NEWSEARCH, INC.
                    Notes to Financial Statements (Unaudited)


1.  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2005.

2.  Promissory notes

The Company has $300,000 of promissory notes to Vision Capital Partners AA Ltd., a Canadian corporation. The notes bear interest at 7.5% per annum and mature in nine months. The Company recorded $1,952 of interest expense for the three months ended September 30, 2006.

3.  Related party transactions

The Company repaid shareholder loans of $22,500 and had debt forgiveness of $53,250 related to these loans. The loan forgiveness was credited to additional paid-in capital.

4.  Subsequent events

The Company received $50,000 from Vision Capital Partners AA Ltd. in October. The Company issued a $50,000 promissory note that bears interest at 7.5% and matures in nine months.

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

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination or originate a business. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including gasification technologies, service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate or originating a business in the gasification technologies arena. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1, of our Annual Report on Form 10-KSB/A for the fiscal year ending December 31, 2005.

Plan of Operation

We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, or by way of originating a business in the gasification technologies arena. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination or originating a business in the gasification technologies arena.

Our business activities prior to July 2004 were that of selling women's apparel on a wholesale basis primarily through our display showrooms at the Denver Merchandise Mart. We also sold women's apparel and took orders for apparel at regional trade shows. We have been a dormant Company since July 2004 and we anticipate no operations unless and until we complete a business combination or originate a business as described above.

Results of Operations

THIRD QUARTER 2006 - During the three and nine months ended September 30, 2006, we incurred a net loss of $118,263 and $161,804. General and administrative expenses related primarily to consultant fees, telephone, travel, other office costs, due diligence costs associated with possible acquisitions in the gasification technologies arena and costs of being a public company. The Company paid no rent or salaries and had no operations.

THIRD QUARTER 2005 - During the three and nine months ended September 30, 2005, we incurred a net loss of $2,500 and $9,083. General and administrative expenses related primarily to telephone, other office costs and costs of being a public company. The Company paid no rent or salaries and had no operations.

Liquidity and Capital Resources

At September 30 we have $67,423 of cash on hand, accrued expenses of $5,006 and promissory notes of $300,000 to Vision Capital Partners AA Ltd. The notes bear interest at 7.5% and mature in nine months. In October we received an additional $50,000 and we have issued a $50,000 promissory note that bears interest at 7.5% and matures in nine months. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition or originating a business in the gasification technologies arena.

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

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow or originating a business in the gasification technologies arena. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. Our current management has agreed to continue their services to Newsearch and to accrue sums owed them for services and expenses.

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

     o curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions or originating a business in the gasification technologies arena; or

     o inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

We have no operating history nor any revenues or earnings from operations
-------------------------------------------------------------------------

We have no operating history nor any revenues or earnings from operations. We have limited assets or other financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues.

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

     o The Affiliated Companies may compete directly or indirectly with Newsearch for the acquisition of available, desirable combination candidates. There may be factors unique to Newsearch or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to Newsearch and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to Newsearch as if no conflicts existed. Members of our management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both Newsearch and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to our shareholders that a desirable acquisition available to Newsearch may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both Newsearch and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by Newsearch, and there is no assurance when - or if - an acquisition ever will be completed or a business originated in the gasification technologies arena.

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

Our proposed operations are purely speculative
----------------------------------------------

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company or originating a business in the gasification technologies arena. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management or originating a business in the gasification technologies arena. There is no assurance that we will be successful in completing a combination or originating a business, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

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

ITEM 3.  CONTROLS and PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The Company sold $300,000 of promissory notes to Vision Capital Partners AA Ltd., a Canadian corporation during the quarter. The Company also received $50,000 from Vision Capital Partners AA Ltd. in October. The notes bear interest at 7.5% and mature in nine months. The proceeds were used to pay accrued expenses, shareholder loans and to fund current operations.

ITEM 5.  OTHER INFORMATION

Change in Control
-----------------

On August 16, 2006 Kenneth Adessky acquired 347,100 shares ($3,471 cost) from Dean Wicker, our former President and sole director and 240,400 shares ($2,404 cost) from Egin Bresnig in private party transactions. Mr. Adessky purchased these shares with personal funds and was appointed the sole director of the Company. Mr. Adessky owns 73.4% of the Company's outstanding shares.

On August 29, 2006 the Company elected Dr. Earl Azimov and John Grob to the board of directors. Earl Azimov was elected Chairman. The Company also elected new officers: John Grob - CEO and President, and Kenneth Adessky - Chief Financial Officer and Secretary.

Bios of Directors and Officers
------------------------------

Dr. Earl Azimov: an optometrist by profession. Dr. Azimov brings 20 years of private equity experience, focusing on seed capital investments in startup companies. Dr. Azimov has been instrumental in securing various acquisitions and financings for the company. Primary responsibilities include business and revenue modeling, business development, strategic alliances, development and executive recruiting. Dr. Azimov was also the co-founder and CEO of Miazzi Ventures Inc. a merchant bank that has been assuming leadership roles in early stage companies since 1996, including Mamma.com, which was sold in 1999 at a $210 million valuation, one of the largest Canadian internet transactions.

John Grob: Privately educated in UK, BSC Cambridge. Mr. Grob began his career at Lloyds Insurance broking. He then started, owned and managed The Mortgage Corporation, the UK's first mortgage bank. Securitised and sold over (pound)1000 million mortgage bonds. In 1987, his company TMC was sold to Salomon Brothers. Since then John Grob has acted as a consultant to the Governments of Brazil, Portugal, South Africa and Turkey as well as The UK Ministry of Defense. He has recently worked closely with several American companies commercializing new technologies, i.e. Brandt Goldsworthy & Associates.

Kenneth S. Adessky: attorney, Senior Partner of Adessky Lesage, a corporate commercial boutique law firm located in Montreal Canada. Mr. Adessky has been involved in private and public financing and mergers and acquisitions; he has orchestrated takeovers on the NASD, OTC bulletin board, TSX venture exchange and is presently working with companies on the American Stock Exchange and AIM Exchange. Over the past decade, Mr. Adessky has completed in excess of $100 Million dollars of financing.

ITEM 6.  EXHIBITS and REPORTS on FORM 8-K.

     (a) EXHIBITS. The following exhibits are filed as part of this report.

          31.1 Certification of Chief Executive Officer and President filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer and Secretary filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer and Secretary furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 6, 2006

                                          NEWSEARCH, INC.

                                  By  /s/ Kenneth Adessky
                                      ------------------------------------------
                                          Kenneth Adessky
                                          Director, Chief Financial Officer and
                                          Secretary