Form 10KSB
period 2006-12-31
NEWSEARCH INC
filed 2007-05-07
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ___________

Commission File No.: 0-30303

NEWSEARCH, INC.
(Name of Small Business Issuer as Specified in Its Charter)

COLORADO	84-1522846
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2005 10th Street, Suite A, Boulder, Colorado 80302
(Address of Principal Executive Offices)

(303) 444-4957
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

State the issuer’s revenues for its most recent fiscal year: $-0-

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2007 was not determinable because the registrant’s common stock is not currently trading.

The number of shares of the registrant’s common stock outstanding as of April 30, 2007: 24,615,521 shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

INDEX TO FORM 10-KSB ANNUAL REPORT

	Page
Part I

Item 1. Description of Business	2

Item 2. Description of Property	21

Item 3. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Part II

Item 5. Market for Common Equity and Related Stockholder Matters	22

Item 6. Management’s Discussion and Analysis or Plan of Operation	24

Item 7. Financial Statements	28

Item 8. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	28

Item 8A Controls and Procedures	28

Item 8B Other Information	28

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act	29

Item 10. Executive Compensation	31

Item 11. Security Ownership of Certain Beneficial Owners and
Related Stockholder Matters	33

Item 12. Certain Relationships and Related Transactions, and
Director Independence	34

Item 13. Exhibits	35

Item 14. Principal Accountant Fees and Services	36

Signatures	37

Financial Statements	F-	1

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

o	the availability and adequacy of our cash flow to meet our requirements;
o	economic, competitive, demographic, business and other conditions in our local and regional markets;
o	changes or developments in laws, regulations or taxes in the ethanol or energy industries;
o	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;
o	competition in the ethanol industry;
o	the failure to obtain or loss of any license or permit;
o	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;
o	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;
o	the ability to carry out our business plan and to manage our growth effectively and efficiently;
o	the failure to manage any foreign exchange risk adequately;
o	a general economic downturn or a downturn in the securities markets; and
o	risks and uncertainties described in the Risk Factors section or elsewhere in this Annual Report on Form

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section below.

PART I

When used in this report, the terms “Newsearch”, “Company”, “we”, “our” and “us” refer to Newsearch, Inc.

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Overview

We are a renewable energy company specializing in the thermochemical conversion of cellulosic biomass and carbonaceous waste into synthetic gas, energy and liquid fuels. Our clean energy projects and technology developments feature innovative steam reforming and gasification technologies that can convert most types of carbonaceous materials into synthesis gas that can be used either directly to fire boilers, further upgraded to pipeline quality gas, or converted into electricity or liquid fuels such as ethanol, methanol or diesel.

Our primary business is developing build-own-operate projects and power plants (“BOO plants”). These projects are primarily located at industrial and municipal sites having low-cost sources of feedstock and needing process heat and/or power. Potential feedstock ranges from poor quality coal, coal slurry, and municipal solid waste, to a variety of cellulosic biomass and agricultural and industrial wastes. We also team with local partners and experts to combine our steam reformation and gasification technologies with other complementary processes (biodiesel, anaerobic digestion, algae production) in integrated renewable energy parks.

Industry Overview

     Gasification Process

A variety of “gasification” processes for converting carbonaceous materials into syngas are currently being used or under development. The primary ones are conventional gasification and steam reforming. Others include plasma arc, molten metal and supercritical water. Newsearch has a non-exclusive license to use an innovative steam reforming technology, but draws on the full spectrum of potential technologies to select the combination that is most appropriate for each individual application.

Although gasification technologies have been around since the mid-1800s, they have generally not received sustained attention because of the widespread availability of inexpensive fossil fuels and relatively lax environmental standards. The situation is now changing rapidly because of concerns about declining reserves of oil and gas, global warming, and the need to efficiently dispose of increasing amounts of municipal and industrial wastes. Gasification offers significant benefits in all of these areas by efficiently converting wastes and renewable biomass into usable energy. We believe our molecular reformation technologies have significant additional advantages over traditional gasification technologies. As a result, we expect our opportunities for utility, industry, and municipal applications of our technologies are multiplying rapidly.

     Conventional Gasification

Gasification thermo-chemically converts carbonaceous materials into a synthesis gas (“syngas”) comprised primarily of hydrogen and carbon monoxide. It is an exothermic process that generates heat as well as syngas. In contrast to the full oxidation of incineration or combustion, gasification converts the material (often under pressure) in an oxygen deprived environment so that the feedstock undergoes a molecular transformation, creating a low to medium heating-value gas that can be used in a variety of applications.

Conventional gasifiers are usually divided into three main types: fixed-bed, fluid-bed, and entrained flow. Fixed-bed gasifiers are further classified as up-draft (counter-current) or down-draft (co-current). Some are air-blown and others oxygen blown; some are run at atmospheric pressure and others are pressurized. Each variant has advantages and disadvantages. There are over 100 large gasifiers in operation, primarily using refinery or paper plant wastes. No mid-size gasifiers are currently in wide-spread commercial use, which is an area where we see tremendous opportunity and growth.

All types of conventional gasifiers entail certain inherent drawbacks. Perhaps most important is the challenge of cleaning up the hot gas emerging from the gasifiers, which typically contains high levels of tars and particulate matter. In addition, unless the gasifier is oxygen blown (which adds to cost), the gas is diluted by the air used in partial oxidation, which means that the syngas contains higher levels of inert gas (primarily nitrogen), thereby reducing its heating value. Despite these inherent disadvantages, conventional gasifiers are the most appropriate choice for many applications and we are currently developing improvements to conventional gasifiers, including systems for preparing and introducing feedstock into the gasifier, improving gas flow and optimizing ash removal.

     Steam Reforming Process

Steam reforming is an endothermic (heat absorbing) process that yields a syngas with a higher heating value than the carbon being converted (in contrast to the exothermic gasification process where the heating value of the syngas is reduced by the heat released by the process). Steam reforming has been widely used in the production of fuels and chemicals for more than half a century. Our business is currently focused on the steam reforming technology.

Steam reforming has several inherent advantages, including the ability to accommodate a wide range of feedstock and to produce a consistent, high-quality medium heating value syngas (300-500 BTU per cubic foot). This makes the syngas especially well-suited for transformation into liquid fuels (ethanol, methanol, diesel) and for chemical manufacturing processes. The medium heating value gas can also be used directly in internal combustion engines or gas turbines to generate electricity, or in larger sizes can be linked to steam turbines in integrated gasification combined cycle (“IGCC”) applications.

We currently have a non-exclusive license to use a particular form of pyrolytic steam reforming technology (“PSR technology”) on our first BOO plants. We believe this process holds considerable promise for specific mid-size applications, but is currently just entering pre-commercial service and is not yet ready for commercial use. As a result, we have been working with other technology suppliers to meet near-term demand and to expand the range of options that we can provide to potential clients. These other technologies include both steam reforming as well as improvements to conventional fixed-bed and fluidized-bed gasifiers.

     Cellulose to Ethanol Process

Ethanol is a renewable fuel produced by the fermentation of starches and sugars such as those found in grains and other crops or by catalytic conversion of syngas though a number of technologies, including our preferred gas-to-liquids (“GTL”) process technologies. Ethanol contains 35% oxygen by weight and, when combined with gasoline, it acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product that is commonly distributed as a premium unleaded gasoline.

Studies published by the Renewable Fuel Association indicate that approximately 5.0 billion gallons of ethanol will be consumed this year in the United States, and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, over half of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

For every barrel of ethanol produced, the American Coalition for Ethanol estimates that 1.2 barrels of petroleum are displaced at the refinery level, and that since 1978, U.S. ethanol production has replaced over 14.0 billion gallons of imported gasoline or crude oil. According to a Mississippi State University Department of Agricultural Economics Staff Report in August 2003, a 10% ethanol blend results in a 25% to 30% reduction in carbon monoxide emissions by making combustion more complete. The same 10% blend lowers carbon dioxide emissions by 6% to 10%.

During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 5 billion gallons per year in 2006. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

In the United States, there are two principal commercial applications for ethanol. The first is as an oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline — this is a purely economic choice by gasoline retailers who may make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 140 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 14 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 5 million flexible fuel vehicles on the road in the United States and automakers will produce several million per year, offering further potential for significant growth in ethanol demand.

In a recent report, “Outlook for Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstocks are more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

Our Current Business

We are developing renewable energy projects utilizing innovative PSR technology and thermochemical molecular reformation technologies that produce energy in the form of synthesis gas, electricity or liquid fuels (including “cellulosic” ethanol) from carbonaceous wastes or low cost fuels. We have a non-exclusive license with marketing and supply rights to use a patented steam reforming process from BioConversion Technology, LLC (“BCT”), U.S. patent (#6,863,878), that has been developed over the past ten years and has undergone extensive testing on a wide variety of feedstock. In addition, we are considering the possibility of seeking licensing rights to a pulse-enhanced steam reforming technology that has been in commercial operation for over three years, as well as an agreement with Cascades Group of Canada to use their Engineer, Procure and Construct (“EPC”) and PSR technology experience in developing clean energy projects. We are creating strategic alliances with other complementary steam reforming and thermo-chemical technologies that we expect will expand our range of waste-to-energy molecular reformation applications.

Our goal is to be one of the world’s premier suppliers of mid-sized waste-to-energy systems, initially based on our technology relationships. We believe these energy systems are one of the most cost-effective options for many mid-sized, multi-fuel applications. We are focused on improving upon current technologies and building a suite of next-generation technologies in order to remain competitive in the rapidly growing alternative energy sector. We have assembled an experienced team of service and technology providers, and have a growing pipeline of project and technology development opportunities.

We anticipate that our primary business will be providing BOO alternative energy plants to private and public entities. The BOO approach relieves these entities from the burden of selecting the best technology and, most importantly, in planning, developing, financing and operating facilities that are not part of their core businesses. We intend to use our existing and anticipated technology licenses and relationships to source the most appropriate equipment for specific applications, as well as our private banking and public finance expertise to develop structured financings to minimize project funding requirements. During the first few years, we intend to undertake selective consulting engagements in order to supplement our cash flow, increase our knowledge of particular markets and technology opportunities, and develop project leads.

We are targeting the mid-range (5 to 100 megawatt equivalent) market, where PSR technology is most cost-competitive. We intend to target projects that use low or negative-cost fuels, such as poor quality coal, municipal solid waste, sewage sludge, tires, wood and other waste and cellulosic biomass. We expect to concentrate on industrial and municipal projects where most of the energy can be used on site, with the surplus sold to the pipeline or grid. These projects can be quickly sited and permitted and offer the greatest potential for entering into energy saving contracts and earning emission reduction credits (“EMC’s”). Our initial marketing emphasis will be on projects in the United Kingdom, the United States and Canada, where we believe no company has established a leadership position in this “inside-the-fence” energy supply arena. Thus we believe the field is currently open for us to capture a significant share of the market for on-site plants.

PSR technology represents a qualitative environmental and economic improvement over the current generation of mid-size conventional gasifiers. It is a clean and much more efficient system than traditional gasification, with negligible emissions from the processes falling well below current Californian Clean Air Regulations. PSR technology operates in the absence of air or oxygen and features a thermo-chemical conversion process that converts carbonaceous feedstock (fuel) to syngas in two steps: pyrolysis followed by steam reformation. Simply put, the correct combination of heat, pressure and steam convert the feedstock into a synthesis gas, that is then passed through a catalyst and transformed into a liquid fuel (ethanol, methanol, butanol). Because our preferred technologies operate in a closed system and are very different from the usual air-blown or oxygen-blown gasifiers, they can use a wider variety of feedstock, are more easily controlled, and result in lower emissions than competing combustion or gasification technologies.

Both the conversion of coal and other opportunistic feedstock and waste to syngas, as well as the subsequent transformation of syngas to ethanol, are of critical strategic importance. Ethanol, which is a spot market commodity, is currently selling above $2.75 per gallon. We believe that the ability to produce clean energy at high efficiency and at a competitive price is vital to our long-term success. The European Union Legislation now requires 5% of all road fuel to be ethanol-based by 2010, thus resulting in a rapid tightening of the ethanol markets. In steam reforming technologies, the ethanol produced is of a higher quality than the ethanol produced by established fermentation technology, as it is deemed anhydrous with its extra hydrogen molecule, which means that it will blend fully when mixed with petroleum or diesel and does not absorb water. The syngas produced, due to its high hydrogen content, can be used as fuel for hydrogen fuel cell applications as well.

We are currently targeting mid-size applications of our technology, especially mid-size industrial and municipal facilities that generate or process waste materials and need on-site energy for their own use. In addition, where appropriate low-cost or no-cost waste feedstock is available, we would anticipate developing stand-alone “merchant” energy facilities. With our anticipated suite of technologies, we expect the costs of providing energy from low-cost feedstock, such as poor-quality coal, agricultural wastes, or industrial byproducts, to be quite low. Given its low production costs, we believe we can stand on our own as a producer of energy at most locations where low-cost feedstock supplies are available. By concentrating primarily on the on-site segment, however, we can more easily insulate ourselves from broader price fluctuations through the use of longer-term feedstock supply and energy purchase agreements.

We expect our primary revenues will be the sale of energy in the form of syngas, ethanol and other liquid fuels, pipeline gas, and/or electric power. We are, however, operating in the market space where we believe there is potential to generate substantial additional revenues by taking waste streams off the hands of generators, who would otherwise have to pay disposal costs.

In addition, there are increasing opportunities to realize further revenue streams by selling EMC’s (or Renewable Obligation Certificates (“ROC’s”) in the UK) to emitters who cannot cost-effectively meet their emissions targets with their existing processes or equipment upgrades. While the markets for these types of credits are developing slowly in the United States, primarily because of the unwillingness to accept binding limits on greenhouse gas emissions, many other countries are developing markets for these credits. We believe the United States will move in this direction over the next few years as the evidence for global warming continues to mount and as more industries, states and localities begin to take unilateral action. For example, the state of California has recently entered into an agreement with the UK to collaborate on emissions reduction. More importantly, the UK has already developed a robust market for ROC’s because of its participation in the European Union as well as public demand for global climate protection.

Pilot Plant

We have studied numerous project and feedstock options to be used in connection with PSR technology and have decided that the best fuel for the first plant is a blend of coal fines and coal slurry. We have recently signed a Letter of Understanding with UK Coal PLC, the largest coal producer in England, to explore first a 100 to 150 ton-per-day (tpd) pilot plant and then a large, commercial 1200 tpd plant using the fuel blend mixed with other opportunistic regional feedstocks with a tipping fee. UK Coal has indicated that they may wish to participate in this project on a joint venture basis and may be willing to contribute the site and financial assistance on the plant.

UK Coal is the type of strategic partner we are looking for, as it has a significant supply of coal fines and millions of tons of coal slurry sitting in lagoons at its headquarters site near Doncaster in North East England. We believe this feedstock blend is an excellent fuel source for the PSR technology, and UK Coal has identified acres of spare land available to site the plant. Additionally, UK Coal has all relevant and necessary permits for us to build and operate our PSR technology on its site, which should result in saving months of time and costs that would otherwise be required in planning and meeting regulatory requirements. Lastly, we are being supported by NISP, a UK Government department under the Department of Trade and Industry, to push this project to a speedy and successful start.

By including other opportunistic feedstocks that have tipping fees, we anticipate showing a profit on raw material over the cost of the slurry. Additionally we could receive revenues from ROC’s; however, ROC’s are within the UK Government’s control and thus revenue from ROC’s may be limited and beyond our control.

We expect that this pilot plant will enable us to process and evaluate different feedstocks and to assess the financial advantages of producing syngas or ethanol, and in what proportions. Once running the plant, we will become eligible for government green credits and, with these the value of syngas may exceed that of ethanol depending upon its price.

Market

We intend to focus our business on projects for industrial and municipal facilities that have low-cost fuel supplies and on-site gas, electricity and/or process heat needs. These facilities typically prefer to purchase their energy (and where necessary, waste disposal services) from third parties. Our primary product offering, therefore, will be a one-stop, full-service, third-party source for generating on-site syngas, heat, electric power, and/or ethanol or other liquid fuels from locally available waste or low-cost fuel sources.

We are currently taking steps to be a supplier of mid-size, on-site energy conversion facilities by providing what we believe to be the best technology at a reasonable price. We will target creditworthy public and private sector clients across a broad range of industries and geographic regions in order to diversify and reduce market risks. Following successful initial penetration of the UK, Canadian and U.S. markets, we intend to expand to other international markets targeting clients with similar profiles.

Research and Development

We expect to focus our research and development on designing, developing and testing the technologies that we offer or will offer to our customers. A primary goal will be to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands and remain competitive in the marketplace. As of December 31, 2006, however, we had not developed our own proprietary technology but rather licensed the BCT technology. As a result, during the fiscal year ended December 31, 2006, we incurred no research and development expenses.

Competition

We are in direct competition with numerous other energy and alternative-energy producers, many of whom have greater resources than we do. We expect that additional alternative-energy producers will continue to enter the market as the demand for cleaner and more environmentally friendly energy sources continues to increase. We believe we can compete with other alternative energy producers based upon our suite of technology rights, our focus on the “inside-the-fence” market segment and our primary market focus in North America and the European Union. We anticipate pricing our BOO projects to be competitive with other vendors, but expect to compete on the quality of the technology and responsiveness to client needs rather than on price per se.

The liquid fuels produced by our technologies will be competing with similar synthetic and/or renewable fuels from many of the major ethanol producers and our profitability will be dependent upon our ability to produce the fuel at a competitive price. Our principal competitors in the manufacture and distribution of ethanol production inputs include agricultural co-operatives, national liquid fuel producers, major grain companies and independent distributors and brokers. Many of these competitors have greater financial, marketing and research and development resources than we do, or better name recognition, and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, we may in the future experience reductions in any profit margins on sales, or may be unable to pass future material price increases on to customers. Moreover, there are currently several companies trying to develop improved gasification technologies, some of whom we are working with, but many of whom will be our direct competitors.

We believe our competitors will include, among others:

1.   BlueFire Ethanol Fuels, Inc. BlueFire (Pink Sheets — BFRE) is an alternative energy company that has licensed a patented process that produces ethanol from cellulose for sale into the transportation fuel market. BlueFire’s goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants to provide a viable alternative to fossil fuels, and to provide professional services to such plants worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose in municipal solid wastes into ethanol.

2.    Intrinergy LLC. Intrinergy provides tailored energy solutions for its industrial partners in the form of synthetic gas, steam or electricity. Intrinergy builds, owns and operates gasification and pyrolysis units, thus limiting the capital expenditures of its clients.

3.    Range Fuels. Range Fuels (Khosla Ventures) is developing a similar thermo-chemical process to produce celluosic ethanol. Range Fuels recently announced plans to build the first commercial cellulosic ethanol plant in the U.S. at a site near Soperton, Georgia. On February 28, 2007, Range Fuels announced that the U.S. Department of Energy (DOE) awarded the company up to $76 million to build the first commercial cellulosic ethanol plant in the U.S. at their Soperton site. Their website reported that the DOE awarded Range Fuels the grant after a rigorous competitive process that included a detailed technology review, an assessment of the availability of nearby renewable and sustainable non-food biomass feedstock supplies, and an evaluation of the company’s ability to successfully commercialize and replicate the project at other locations.

4.    Rentech, Inc. Rentech (AMEX – RTK) has similar non-exclusive rights to the BCT technology with plans to use the process gasifier to convert coal to syngas, then feeding the gas into their Fischer–Tropsch catalyzed chemical reactor for conversion to liquid hydrocarbon fuel.

5.   Sasol Ltd. Sasal uses an iron-based catalyst at four facilities in South Africa that, according to published reports, produce a total of approximately 160,000 barrels per day of liquid hydrocarbons, primarily from coal.

Government Incentives and Policies

The Clean Air Act Amendments of 1990, or the CAAA, established several programs in order to improve air quality by, among other things, imposing restrictions on the emissions of hazardous pollutants into the atmosphere. As a means to address common sources of air pollution such as automobiles, trucks and electric power plants, the CAAA encourages the development and sale of alternative fuels as the nation attempts to meet national air quality standards. Sales of alternative fuels have been favorably affected by the CAAA, particularly the Federal Oxygen Program, which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Sales of alternative fuels also have increased due to a second CAAA program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

In addition, increasingly stricter Environmental Protection Agency (“EPA”) regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards. Beginning in June 2006, the EPA started to phase-in a program to reduce the permissible sulfur content in highway diesel fuel from 500 parts per million to 15 parts per million, which could increase the demand for ethanol.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal ethanol excise tax structure effective as of January 1, 2005. Under VEETC, the ethanol excise tax credit was eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of ethanol-blended gasoline to be collected and allocated to the highway trust fund. The reduced federal excise tax rate of 12.35 cents per gallon rate for qualified methanol fuel and 13.25 cents per gallon rate for qualified ethanol fuel have been extended to apply through December 31, 2008. In place of the previous tax credit, VEETC created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit against general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (“H.R. 6”) into law. The comprehensive energy legislation includes a nationwide renewable fuels standard (“RFS”) that is expected to double the use of ethanol and biodiesel by 2012.

Under the RFS, a small percentage of the U.S. fuel supply will be provided by renewable, domestic fuels. The increased use of renewable fuels will expand U.S. fuel supplies while easing an overburdened refining industry. The Energy Policy Act of 2005 established RFS provisions that mandate use of renewable fuels starting at 4 billion gallons in 2006 with increases to 7.5 billion gallons by 2012. The Act also provides that, beginning in 2013, a minimum of 250 million gallons a year of cellulosic derived ethanol be included in the RFS. Flexibility in meeting the RFS is provided for refiners through a credit trading program that allows refiners to use renewable fuels where and when it is most efficient and cost-effective for them to do so. The credit trading program will result in lower costs to refiners and thus, consumers. RFS credits have a lifespan of 12 months. The credit trading program allows for every gallon of cellulose-derived ethanol to be equal to 2.5 gallons of renewable fuel. The reformulated gasoline (RFG) 2.0 wt percentage oxygenate standard under the Clean Air Act is eliminated 270 days after enactment. (Requirement was lifted by U.S. EPA May 8, 2006).

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current law, the federal gasoline tax exemption for a 10% ethanol blend is 5.1 cents per gallon through 2010.

Government Regulations, Environment and Permits

Our technologies are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations. These regulations govern operations and use, storage, handling, discharge and disposal of a variety of substances. For instance, under CERCLA, we could be held jointly and severally responsible for the removal and remediation of any hazardous substance contamination at our facilities, at neighboring properties (where migration from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. We may incur substantial costs to comply with these environmental, health and safety law requirements. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. In addition, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events could give rise to claims that may involve material expenditures or liabilities for us.

We are not subject to any government oversight for our current operations other than for corporate governance and taxes. However, the production facilities that we anticipate constructing will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Employees

As of December 31, 2006, we had two full-time consultants and no employees. We intend to hire the necessary executives and employees to implement our business plan during the second quarter of 2007.

Internet Web Site

Our website is located at http://www.globalcleanenergy.net.

Corporate History

Newsearch, Inc., a Colorado corporation also doing business as “Global Clean Energy, Inc.”, was incorporated on December 3, 1999. Newsearch was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction, and as the successor to a previous public trading corporation, which was also named Newsearch, Inc. (“Old Newsearch”).

Old Newsearch existed under the laws of Colorado from June 21, 1984 through January 1, 1990. During the period December 1984 through August 1988, the Company was listed in Moody’s Investors Service and its shares were publicly traded on the “Pink Sheets”. On January 1, 1990, Old Newsearch was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related filing fees. At that point in time, Old Newsearch became a partnership (the “Newsearch Partnership”) with the prior shareholders maintaining their proportionate interest in the Newsearch Partnership relative to the shares each owned in Old Newsearch.

On December 3, 1999, the board of directors of Newsearch authorized and issued 301,050 shares of its common stock in exchange for all the partners’ interests in the Newsearch Partnership. A distribution of Newsearch’s shares was made to the partners of the Newsearch Partnership on a pro rata basis of one share of common stock for each one hundred partnership interests of the Newsearch Partnership (previously equal to 100 shares of Old Newsearch).

On August 20, 2002, Newsearch executed a Stock Exchange Agreement and Plan of Reorganization with Panache, Inc. (“Panache”), a Colorado corporation, and the two majority shareholders of Panache. Among other things, the Panache shareholders as a group became the holders of 700,000 shares of the Company’s common stock, out of the 1,150,250 shares issued and outstanding immediately after the Panache stock exchange, and Panache became a wholly-owned subsidiary of Newsearch. During 2004, a shareholder of the Company surrendered 350,000 shares of the Company’s common stock for no consideration. These shares were cancelled by the Company.

Panache was incorporated under the laws of Colorado on May 18, 1998, and sold women’s apparel under its trade name, “The Ollie Collection”, on a wholesale basis primarily through its display showrooms at the Denver Merchandise Mart. In addition, Panache represented several manufacturers of women’s apparel and accessories and also bought and resold women’s apparel and accessories for its own account, for resale. Panache ceased operations in June 2004, when it determined that its business plan could not be executed due to a lack of operating capital and prospects for raising adequate funding, and was later dissolved in January 2005. The Company was dormant from July 2004 through July 2006.

Change in Control

On August 16, 2006, Kenneth Adessky acquired 347,100 shares of the Company’s common stock for $3,471 from Dean Wicker, the Company’s former President and sole director, and 240,400 shares for $2,404 from Egin Bresnig. Mr. Adessky purchased these shares with personal funds and was appointed the sole director of the Company. On August 29, 2006, the Company elected Dr. Earl Azimov and John Grob to the Board of Directors. Earl Azimov was elected Chairman. The Company also elected new officers: John Grob – CEO and President, and Kenneth Adessky — Chief Financial Officer and Secretary.

On November 29, the Company issued 23,333,333 shares of its common stock to Vision Capital Partners AA Ltd., a Canadian corporation (“Vision Capital”), in exchange for the conversion of $350,000 face amount of promissory notes. The notes were originally issued by the Company to Vision Capital on August 18, September 22 and October 12, 2006 for an aggregate of $350,000 cash. Vision Capital then immediately distributed the shares of the Company, including 5,550,000 shares of common stock to each of Messrs. Azimov, Grob and Adessky, and 6,683,333 shares to fifteen other designees of Vision Capital. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.

In December 2006, the Company issued 375,000 shares of its common stock to EnviroClean Energy Corporation (“EEC”) for the assignment of all of EEC’s rights, title and interest in the gasification technology held by BCT U.S. patent (#6,863,878). For purposes of this transaction, these shares were valued at $.40 per share, or $150,000, based primarily on the fact that EEC had previously paid BCT $150,000 for this technology license. Also, the Company issued 75,000 shares of its common stock for the conversion of a $25,000 promissory note and 31,938 shares to two individuals for professional services rendered. As of December 31, 2006, the Company had issued and outstanding 24,615,521 shares of common stock.

Exchange Act Registration

We voluntarily filed a registration statement on Form 10-SB in July 2000 with the Securities and Exchange Commission (“SEC” or “Commission”) in order to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information filed with the SEC. The SEC’s website address is http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room.

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

We have limited operating experience and a history of operating losses, and we may be subject to risks inherent in early stage companies, which may make it difficult for you to evaluate our business.

We have a limited operating history upon which you can evaluate our business and prospects. We cannot provide any assurance that we will profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to increase our market share and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to raise sufficient capital to grow our business.

We have in the past needed to raise funds to operate our business, and we may need to raise additional funds to construct our BOO plants in commercial quantities. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

Gasification / Pyrolytic Steam Reforming technology may not gain broad commercial acceptance.

Commercial applications of gasification / PSR technology are at an early stage of development, and the extent to which gasification / PSR power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of gasification / PSR technology, including the following:

	performance, reliability and cost-effectiveness of gasification / PSR technology compared to conventional and other alternative energy sources and products;

	developments relating to other alternative energy generation technologies;



fluctuations in economic and market conditions that affect the cost or viability of conventional and alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

	overall growth in the alternative energy equipment market;

	availability and terms of government subsidies and incentives to support the development of alternative energy sources, including gasification / PSR;

	fluctuations in capital expenditures by utilities and independent power producers, which tend to decrease when the economy slows and interest rates increase; and

	the development of new and profitable applications requiring the type of energy supply provided by our autonomous gasification / PSR systems.

If gasification / PSR technology does not gain broad commercial acceptance, our business will be materially harmed and we may need to curtail or cease operations.

If sufficient demand for our BOO on-site alternative energy plants does not develop or takes longer to develop than we anticipate, our revenues may decline, and we may be unable to achieve and then sustain profitability.

Even if gasification technology achieves broad commercial acceptance, our BOO plants may not prove to be a commercially viable technology for generating electricity from low-cost sources of feedstock. We expect to invest a significant portion of our time and financial resources in the development of our BOO plants. As we begin to market, sell and construct our BOO plants, unforeseen hurdles may be encountered that would limit the commercial viability of our BOO plants, including unanticipated construction, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to construction, constructing and maintaining BOO plants with sufficient capacity to generate competitively-priced electricity.

If demand for our BOO plants fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for BOO plants in our presently targeted markets, including North America and Europe, may not develop or may develop to a lesser extent than we anticipate. If we are not successful in commercializing our BOO plants, or are significantly delayed in doing so, our business, financial condition and results of operations could be adversely affected.

Our targeted markets are highly competitive. We expect to compete with other alternative energy companies and may have to compete with larger companies that enter into the alternative energy business.

The renewable energy industry, particularly in our targeted markets of North America and Europe, is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of dozens of new alternative energy technologies. If we are not successful in constructing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other alternative energy technologies.

Moreover, the success of alternative energy generation technologies may cause larger electric utility and other energy companies with substantial financial resources to enter into the alternative energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned to develop new technologies. Our inability to respond effectively to such competition could adversely affect our business, financial condition and results of operations.

We anticipate investing funds to construct demonstration BOO plants that generate little or no direct revenue.

We plan to construct in the future a demonstration and pilot BOO plant to establish the feasibility of our gasification technology and to encourage the market adoption of our BOO plants. A pilot BOO plant permits potential customers to see first-hand the viability of gasification technology as a source of electricity. Although we incur significant costs in constructing and maintaining a pilot BOO plant, this BOO plant will generate little or no direct revenue to us.

We may be unable to manage the expansion of our operations effectively.

We intend to expand our business significantly. However, to date the scope of our operations has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our anticipated future growth. We plan to add sales, marketing and engineering offices in additional locations, including continental Europe and throughout North America.

To manage the expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase our construction operating capacity and expand, train and manage our employee base, which must increase significantly if we are to fulfill our current construction, operation and growth plans. Our management will also be required to maintain and expand our relationships with any customers, suppliers and other third parties, as well as attract new customers and suppliers. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We may be unable to successfully negotiate and enter into operations and maintenance contracts with potential customers.

An important element of our business strategy is to maximize our revenue opportunities with any potential future customers by seeking to enter into operations and maintenance contracts with them under which we would be paid fees for operating and maintaining the BOO plants that they have purchased from us. Even if customers purchase our BOO plants, they may not enter into operations and maintenance contracts with us. Even if we successfully negotiate and enter into such operations and maintenance contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, our inability to perform adequately under such operations and maintenance contracts could impair our efforts to successfully market the BOO plants. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Problems with the quality or performance of our BOO plants could adversely affect our business, financial condition and results of operations.

We anticipate that our agreements with customers will generally include guarantees with respect to the quality and performance of our BOO plants. Because of the limited operating history of our BOO plants, we will be required to make assumptions regarding the durability, reliability and performance of the systems, and we cannot predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our BOO plants, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our BOO plants and recognized revenue. Moreover, any widespread gasification or technology failures could adversely affect our business, financial condition and results of operations.

We plan to market and sell our products in international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We plan to market and sell our products in foreign countries, including the United Kingdom and other countries in the European Union, and we are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our BOO plants and make us less competitive in some countries;

•

fluctuations in exchange rates may affect demand for our BOO plants and may adversely affect our profitability in US dollars to the extent the price of our BOO plants and cost of raw materials and labor are denominated in a foreign currency;

•	difficulty with staffing and managing widespread operations;

•	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our BOO plants;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition and results of operations.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Although our reporting currency is the US dollar, we expect to conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we will be subject to currency translation risk. We expect a large percentage of our revenues to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

Our business uses non-exclusive licensed technology, which may be difficult to protect and may infringe on the intellectual property rights of third parties.

We currently license our technology from BCT U.S. patent (#6,863,878). Our success depends, in part, on our ability to use the BCT technology, and for BCT to maintain its patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents will be issued to us or BCT will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the technology or design around it.

It is possible that we may need to acquire other licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents in bringing patent infringement suits against other parties based on our licensed patents.

In addition to licensed patent protection, we also rely on trade secrets, proprietary know-how and technology that we will seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Our financial results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, including the following factors, may adversely affect our business, financial condition and results of operations:

•	delays in permitting or acquiring necessary regulatory consents;

•	delays in the timing of contract awards and determinations of work scope;

•	delays in funding for or construction of BOO plants;

•

changes in cost estimates relating to BOO plant completion, which under percentage of completion accounting principles could lead to significant charges to previously recognized revenue or to changes in the timing of our recognition of revenue from those projects;

•

delays in meeting specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay the recognition of revenue that would otherwise be earned;

•	reductions in the availability or level of subsidies and incentives for alternative energy sources;

•	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our construction and/or operations processes.

If prices for alternative energy or fuels drop significantly, we will also be forced to reduce our prices, which potentially may lead to losses.

Prices for alternative energy or fuels can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. For example, the price of ethanol has some relation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and may adversely affect our operating results if we are producing ethanol. We cannot assure you that we will be able to sell any alternative energy or fuels we produce.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability.

Production of alternative fuel sources requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt any production we may have. If we halt production for any extended period of time, it will have a material adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We expect to purchase significant amounts of these resources as part of our gasification process. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the skills, experience and efforts of our senior management and other key development, manufacturing, construction and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees.

In addition, our anticipated growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. The majority of our new hires will be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow at a competitive pace.

The reduction or elimination of government subsidies and economic incentives for alternative energy sources could prevent demand for our BOO plants from developing, which in turn would adversely affect our business, financial condition and results of operations.

Federal, state and local governmental bodies in many countries, most notably the United Kingdom, Canada and the United States, have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using alternative energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. Moreover, because the market for electricity generated from gasification is at an early stage of development, some of the programs may not include gasification as an alternative energy source eligible for the incentives and subsidies.

Currently, the cost of electricity generated from gasification, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in most significant markets in the world. As a result, the near-term growth of the market for our BOO plants, which are designed to feed electricity to an on-site end-user, depends significantly on the availability and size of government incentives and subsidies for gasification. As alternative energy becomes more of a competitive threat to conventional energy providers, companies active in the conventional energy business may increase their lobbying efforts in order to encourage governments to stop providing subsidies for alternative energy, including gasification. We cannot predict the level of any such efforts, or how governments may react to such efforts. The reduction, elimination or expiration of government incentives and subsidies, or the exclusion of gasification technology from those incentives and subsidies, may result in the diminished competitiveness of gasification relative to conventional and non-gasification alternative sources of energy. Such diminished competitiveness could materially and adversely affect the growth of the gasification industry, which could in turn adversely affect our business, financial condition and results of operations.

Lax enforcement of environmental and energy policy regulations may adversely affect demand for alternative energy.

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of alternative energy sources. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, we will depend on the ability of alternative energy sources to satisfy these emissions standards. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for any alternative energy we produce.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

The production of many alternative energy fuels still involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. The production facilities that we will build may discharge water or other matters into the environment. As a result, we are subject to complicated environmental regulations of the countries we are in or the U.S. Environmental Protection Agency and regulations and permitting requirements of the states where our plants are to be located. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our BOO plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the plants arising from air or water discharges. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Implementation of our planned projects is dependent upon receipt of all necessary regulatory permits and approvals.

Development of electric power generating facilities is heavily regulated. Each of our planned projects is subject to multiple permitting and approval requirements. In many cases we expect to be dependent on a regional government agency for such permits and approvals. Due to the unique nature of gasification power generation systems, we would expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our planned projects could result in conditions limiting the project size or in the denial of necessary permits and approvals.

If we are unable to obtain necessary permits and approvals in connection with any or all of our projects, those projects would not be implemented and our business, financial condition and results of operations would be adversely affected. Further, we cannot assure you that we have been or will be at all times in complete compliance with all such permits and approvals. If we violate or fail to comply with these permits and approvals, we could be fined or otherwise sanctioned by regulators.

Our proposed new BOO plants will also be subject to federal and state laws regarding occupational safety.

Risks of substantial compliance costs and liabilities are inherent in the production of alternative energy fuels. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of any BOO plants could reduce the amount of cash that would otherwise be available to further enhance our business.

Any acquisitions that we make or joint venture agreements that we enter into, or any failure to identify appropriate acquisition or joint venture candidates, could adversely affect our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. We do not have any experience with acquiring companies or products. Any acquisition we pursue could diminish the proceeds from this offering available to us for other uses or be dilutive to our stockholders, and could divert management’s time and resources from our core operations.

Strategic acquisitions, investments and alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business. In addition, strategic acquisitions, investments and alliances may be expensive to implement. Moreover, strategic acquisitions, investments and alliances subject us to the risk of non-performance by a counterparty, which may in turn lead to monetary losses that materially and adversely affect our business, financial condition and results of operations.

Our directors and officers as a group have significant voting power and may take actions that may not be in the best interest of all other stockholders.

Our directors and officers, as a group, control approximately 70% of the Company’s current outstanding shares of common stock. These directors and executive officers may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of Company decisions, or have the effect of delaying or preventing corporate actions that may be in the best interests of all our stockholders.

A visible trading market for our common stock may not develop.

Our common stock is not currently traded on any securities market. The quotation of our common stock on a securities market or exchange does not assure that a meaningful, consistent and liquid trading market will ever exist. We cannot predict whether any market for our common stock will develop in the future. In the absence of an active trading market:

o	investors may have difficulty buying and selling or obtaining market quotations;

o	market visibility for our common stock may be limited;

o	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock; and

o	Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

Stockholders should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

o	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

o	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

o	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

o	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

o

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our leased offices at 2005 10th Street, Suite A, Boulder, Colorado 80302 consists of approximately 1,250 square feet. The lease requires monthly payments of approximately $2,200, in addition to certain operating expenses, and expires in October 2007. We believe these premises are sufficient for our current needs and suitable substitute space is readily available should we decide or be unable to renew.

ITEM 3.    LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of shareholders for the year ended December 31, 2006, and no meeting of shareholders was held.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is not quoted or traded in any public market. The Company intends to seek a listing of its common shares on the OTC Bulletin Board (“OTCBB”) maintained by the National Association of Securities Dealers Inc. No assurance can be given that its common shares will be listed on the OTCBB, that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. If our stock does begin trading in the public market, it is likely that our common shares will be defined as “penny stock” under the Securities Exchange Act of 1934, as amended, and rules there under.

The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to specified exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o	that a broker or dealer approve a person’s account for transactions in penny stocks; and

o	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

o	obtain financial information and investment experience and objectives of the person; and

o

make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, specifies:

o	the basis on which the broker or dealer made the suitability determination; and

o	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of April 30, 2007, we had 172 shareholders of record and 24,615,521 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders

2002 EMPLOYEE STOCK
COMPENSATION PLAN	-0-	N/A	3,000,000

2002 COMPENSATORY STOCK
OPTION PLAN	-0-	N/A	3,000,000

Equity compensation plans not approved
by security holders

NONE	N/A	N/A	N/A

Total	-0-	N/A	6,000,000

Recent Sales of Unregistered Securities

On November 29, the Company issued 23,333,333 shares of its common stock to Vision Capital, a related party to the Company, in exchange for the conversion of $350,000 face amount of promissory notes. The notes were originally issued by the Company to Vision Capital on August 18, September 22 and October 12, 2006 for an aggregate of $350,000 cash. The notes accrued interest at 7.5% per annum and we recorded $6,445 of interest expense. Vision Capital forgave the interest at conversion, and the Company recorded this amount as a capital contribution. Dr. Azimov, Chairman of the Board, and Mr. Adessky, CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital. The Company relied upon the exemption from registration, as set forth in Section 4(2) of the Securities Act, for the issuance of these securities. These shares were issued to an “accredited investor” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act.

Vision Capital then immediately distributed 5,550,000 of the shares of the Company’s common stock to each of Messrs. Azimov, Grob and Adessky, and 6,683,333 shares to fifteen other designees.

In December 2006, the Company issued EEC 375,000 shares of the Company’s common stock for the assignment of all of its rights, title and interests in the gasification technology held by BCT’s U.S. patent (# 6,863,878). For purposes of this transaction, these shares were valued at $.40 per share, or $150,000, based primarily on the fact that EEC previously paid BCT $150,000 for this technology license. The Company relied upon the exemption from registration, as set forth in Section 4(2) of the Securities Act, for the issuance of these securities. These shares were issued to an “accredited investor” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act.

Also, the Company issued 75,000 shares of its common stock for the conversion of a $25,000 promissory note and 31,938 shares to two individuals for professional services rendered. The Company relied upon the exemption from registration, as set forth in Section 4(2) of the Securities Act, for the issuance of these securities. For all of the foregoing issuances, the recipients took their securities for investment purposes and had access to information concerning us and our business prospects. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

o	our ability to complete construction of our BOO plants; the projected growth or contraction in the energy markets in which we will operate;

o	fluctuations in the market price of primary outputs from our BOO plants, including syngas, methanol and ethanol;
o	our business strategy for expanding, maintaining or contracting our presence in this market;
o	our ability to obtain the necessary capital to finance our initiatives;
o	anticipated trends in our financial condition and results of operations;
o	our ability to distinguish ourselves from our current and future competitors;
o	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
o	national, state or local energy policy;
o	federal ethanol tax incentives;
o

regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; state and federal regulation restricting or banning the use of Methyl Tertiary Butyl Ether, or MTBE, a fuel derived from methanol;

o	environmental laws and regulations applicable to our operations and the enforcement thereof; and
o	regulations related to homeland security;
o	changes in weather and general economic conditions;
o	overcapacity within the ethanol and petroleum production and refining industries;
o	total United States consumption of gasoline;
o	availability and costs of products and raw materials;
o	labor relations; fluctuations in petroleum prices;
o	our or our employees’ failure to comply with applicable laws and regulations;
o	our ability to generate free cash flow to invest in our business and service our indebtedness; limitations and restrictions contained in the instruments and agreements governing our indebtedness;
o	our ability to raise additional capital and secure additional financing;
o	changes in interest rates;
o	our ability to hire and retain key employees;
o	liability resulting from actual or potential future litigation; competition;
o	plant shutdowns or disruptions at our plant or plants whose products we will market;
o	availability of shuttle trains, rail cars and trucks; risks regarding a loss of or substantial decrease in purchases by our major customers;
o	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and
o	risks related to diverting management’s attention from ongoing business operations.

Background

Prior to July 2004, the Company sold women’s apparel under its trade name, “The Ollie Collection”, on a wholesale basis primarily through its display showrooms at the Denver Merchandise Mart. The Company also bought and sold women’s apparel and took orders for apparel at regional trade shows. The Company ceased operations in June 2004 and was a dormant company through July 2006.

Plan of Operation

We currently plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We can provide no assurances that we will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. We believe we will need financing within three months to continue our business plan and operations.

We have not developed our own proprietary technology at this time, but rather we license technology from BCT and therefore have benefited from BCT’s research and development efforts and cost expenditures. We anticipate that our business will encompass development activities culminating in the construction and long-term operation of BOO plants. We are currently in the early stages of finding suitable locations and deploying project opportunities for converting coal, biomass, municipal solid waste and other opportunistic feedstock into energy, synthesis gas and liquid fuels.

For the next 12 months, our Plan of Operations is to:

o

Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund ongoing operations and the development of BOO plants in the United Kingdom and North America.

o	As available and as applicable to our business plans, apply for public funding to leverage the private capital we may raise.

o	Actively pursue mergers, acquisitions and joint ventures to increase shareholder value.

o	Move quickly to secure additional opportunities to develop and operate state-of-the-art waste-to-energy plants for clients with long-term waste disposal and/or energy supply needs.

Our initial planned projects in UK and North America are:

o

Waste Coal: John Grob, a Director, has spent over three years developing a project with one of Europe’s largest coal companies to use high-ash coal slurry at one of its sites. This project entails dewatering the slurry and mixing it with waste coal fines and other waste material as feedstock for a pilot 50 ton per day gasifier. This gasification project is a key part of a larger initiative to reclaim the land for development as well as provide syngas for an on-site power plant.

o

European Energy Park: We currently have the lead in planning an innovative energy park concept that integrates a variety of clean energy technologies, including a PSR unit, a biodiesel refinery, anaerobic digesters, and potentially an algae bioreactor utilizing a mix of renewable and waste-coal feedstock.

o

Energy Innovation Center: We are collaborating with a city in Colorado in planning a renewable energy center that includes a unique mix of technologies (solar, sewage sludge reuse, gasification, biodiesel, and a pilot-scale algae bioreactor) designed to maximize the potential eco-industrial synergies from using waste streams from one process as inputs to other processes on the site.

Results of Operations

We have not had any operations or revenues since July 2004. For the year ended December 31, 2005, we had no sales and a net loss of $9,583, as compared to no sales and a net loss of $396,939 for the year ended December 31, 2006. General and administrative expenses for the year ended December 31, 2005 were $9,583, as compared to general and administrative expenses for the year ended December 31, 2006, including professional and consulting fees, of $389,700. In addition, we incurred interest expense of $-0- for the year ended December 31, 2005, as compared to $6,445 for the year ended December 31, 2006. The increases in net loss and expenses is a result of the Company’s change in its business plan from a non-operating shell company during fiscal 2005 to an operating company during the second half of fiscal 2006.

Liquidity and Capital Resources

Our cash on hand totaled $3,338 on December 31, 2006. During the same period, our working capital deficit was $98,567. This deficit resulted from start-up expenses related to our new business plan. Total assets were $168,907 at December 31, 2006. The stockholders’ deficit was $639,231 at December 31, 2006. We had limited operations and incurred net losses of $396,939 for the year ended December 31, 2006. We have not generated any revenues from operations.

We have yet to begin construction of BOO plants or ethanol producing plants. Since August 2006, we have been engaged in organizational activities, including developing a strategic operating plan, entering into a license agreement and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. Management anticipates beginning construction of a plant within the next 12 to 18 months and expects to complete the project within the next 36 to 42 months. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

To date, we have financed our operations through the combination of equity and debt financing, loans from related parties, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the future we may have to issue shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services, and public relations services). We do not intend to pay dividends to shareholders in the foreseeable future.

In order for our operations to continue, we will need to generate revenues from our intended operations sufficient to meet our anticipated cost structure. We may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned BOO plants and bio-refinery projects.

To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2007 to December 2007 will approximate roughly $600,000, excluding engineering costs related to the development of our BOO plants.

If we do not raise additional capital, or we are unable to obtain additional financing, or begin to generate revenues from our intended operations, we may have to scale back or postpone the preliminary engineering design and permitting for our initial facility until such financing is available.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.    FINANCIAL STATEMENTS.

Our audited financial statements for the years ended December 31, 2006 and 2005, and the audit reports thereon of Larry O’Donnell, CPA, P.C., respectively are included in this annual report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There have been no significant changes in internal controls, or other factors that could significantly affect internal controls, that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and officers as of April 30, 2007 are:

Name	Age	Position(s) with the Company
Kenneth S. Adessky	43	Director, CFO and Secretary

Dr. Earl Azimov	44	Chairman of the Board

John Grob	57	Director

Michael Kron	44	Director

Travis K. Robinson	36	Director and President

Kenneth S. Adessky: Mr. Adessky has been our Chief Financial Officer, Secretary and a Director since August 2006. Mr. Adessky is currently a Senior Partner of Adessky Lesage, a corporate commercial law firm located in Montreal, Canada that he co-founded in 1995. As a Senior Partner, Mr. Adessky focuses his legal practice on private and public financings, mergers and acquisitions and public offerings of small capital public companies, including companies on the American Stock Exchange and AIM Exchange. Over the past decade, Mr. Adessky has completed in excess of $100 million dollars of financing. Mr. Adessky received his Bachelor of Civil Law from McGill University in Montreal, Quebec, Canada in 1990.

Dr. Earl Azimov: Dr. Azimov has served as a Director and Chairman of our Board since August 2006. Dr. Azimov is currently the Chief Executive Officer of Miazzi Ventures Inc., a merchant bank that he co-founded that has assumed leadership roles in early stage companies since 1996, including Mamma.com, which was sold in 1999 for an eight-figure valuation. In addition, from 2003 through early 2007, Dr. Azimov was the co-founder and Director of Business Development for GospelCity.Com, Inc., a world leader of on-line faith-based gospel entertainment. From 1992 through 1995, Dr. Azimov was the President of Zellers Optical Centers, a company he co-founded that employed over 70 optometrists and 200 support personnel that was later sold to National Vision Associates of Atlanta, who operate the Wal-Mart Vision Centers. Dr. Azimov brings 20 years of private equity experience, focusing on seed capital investments in startup companies. He has a Bachelor of Science from the University of South Carolina and a Doctorate of Optometry from the University of Montreal – School of Optometry, in Montreal, Quebec, Canada.

John Grob: Mr. Grob has served as a Director since August 2006. Mr. Grob also served as our Chief Executive Officer and President from August 2006 until March 2007. In 1968, Mr. Grob began his career at Lloyds Insurance as a broker. In 1975, he started, owned and managed The Mortgage Corporation, the UK’s first mortgage bank. From 1975 to 1987, his company securitized and sold over £1,000 million in mortgage bonds, and in 1987, he sold The Mortgage Corporation to Salomon Brothers. Since 1987, Mr. Grob has acted as a financial and technical consultant to the Governments of Brazil, Portugal, South Africa and Turkey as well as The UK Ministry of Defense. He has guided several American companies in commercializing new technologies, most recently a composite reinforced hi-tension electrical cable for use on power transmission grids. During the past five years, Mr. Grob has worked to develop a renewable energy business, including working closely with the UK Government, UK Coal and British Nuclear Fuels to find a successful technical solution to the profitable processing of waste streams and coal into clean renewable energy. Mr. Grob was privately educated in the UK.

Michael Kron: Mr. Kron has served as a director since March 26, 2007. Since 2001, Mr. Kron has been Chairman of the Board of Directors of GospelCity.Com, Inc., a world leader of on-line faith-based gospel entertainment that he founded. Between 1996 and 2002, Mr. Kron was the Chief Operating Officer of Miazzi Ventures Inc., a private equity investment company he co-founded. While with Miazzi Ventures Inc., Mr. Kron acted as Chief Financial Officer for nine startup companies, focusing on corporate infrastructure planning and development, equity and debt capital raising, investment structuring and business development. From 1984 to 1992, Mr. Kron was with Ernst & Young LLP as an Audit Manager. In addition, he served as a director of Grand Toys International from 2000 through 2005 (GRIN: Nasdaq). Mr. Kron has a Bachelor of Commerce from Concordia University and a Graduate Diploma in Public Accountancy from McGill University, both in Montreal, Quebec, and has been a member of the Canadian Institute of Chartered Accountants since 1987.

Travis K. Robinson: Mr. Robinson has served as our President and a Director since March 2007. From 2005 until the present, Mr. Robinson has served as the Director of Business Development for Robinson Environmental Corporation, an energy and technology company focused on waste-to-energy technology. From 2002 until 2005, Mr. Robinson was the Director of Business Development – Sales & Marketing for L&R Energy Company, LLC, an international energy and technology company. While with L&R Energy, Mr. Robinson was a key player in the delivery and start-up of a $6.5 million, 6.6 megawatt gasification energy island for a waste-to-energy plant in Northern Italy. From 1995 to 2002, Mr. Robinson was the Director of U.S. Operations and Director of Sales for two German companies providing industrial and automotive safety equipment. Mr. Robinson has a Bachelor of Science in International Business and Marketing from the University of Colorado, Boulder, Colorado.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC other than as set forth in “Item 12. Certain Relationships and Related Transactions” below. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2006 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock. Based upon this review: (i) each of Messrs. Adessky and Grob, Dr. Azimov and Vision Capital inadvertently filed their Form 3‘s delinquently; (ii) each of Messrs. Adessky and Grob, Dr. Azimov and Vision Capital Partners AA Ltd. inadvertently filed their Form 4‘s delinquently; and (iii) neither Mr. Wicker, the former President of the Company, nor Mr. Bresnig, a former principal stockholder of the Company, filed Form 4‘s in connection with the sale of their shares to Mr. Adessky on August 16, 2006.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time, we have not determined if we have a “financial expert,” as defined by the SEC, on our board of directors.

Code of Ethics

We have adopted a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions. As required by SEC rules, we will report the nature of any change or waiver of our Code of Ethics.

ITEM 10.    EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of our named executive officers for the fiscal year ended December 31, 2006; provided, however, any payments to these officers were paid as consultants, not employees, of the Company, as the Company has not yet hired full or part-time employees. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
John Grob,	2006	$57,500							$57,500
CEO and President (1)

Kenneth Adessky,	2006	$15,500							$15,500
CFO and Secretary (2)

Dean Wicker,	2006	$ 0.00							$ 0.00
former CEO, President
and CFO (3)

(1)

Mr. Grob served as CEO and President from August 2006 until March 26, 2007, when he resigned as CEO and President. On March 26, 2007, the Board of Directors elected Travis K. Robinson President and a Director. All fees paid to Mr. Grob during fiscal 2006 were as a consultant to the Company.

(2)

On August 16, 2006, the Company elected Kenneth Adessky a director, and on August 29, 2006, the Board of Directors appointed Mr. Adessky — Chief Financial Officer and Secretary. All fees paid to Mr. Adessky during fiscal 2006 were as a consultant to the Company.

(3)

On August 16, 2006, Dean Wicker resigned from all offices that he held with us and as our sole director. Mr. Wicker did not accrue and did not receive any compensation for his services performed during fiscal 2006.

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors. Dr. Azimov, the Chairman of the Company’s Board of Directors, did receive consulting fees beginning October 1, 2006 at a monthly retainer of $3,500; however, these fees were not for Dr. Azimov’s services as a director, but as a consultant to the Company.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors. We have a verbal understanding with our President, Travis Robinson, regarding a $120,000 annual compensation and we have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Indemnification of Officers and Directors

We indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Colorado, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he/she is or was a director or officer of our Company, or served any other enterprise as director, officer or employee at our request. Our board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was our employee.

Benefit Plans

We have adopted the 2002 Employee Stock Compensation Plan for our employees, officers, directors and advisors (the “ESC Plan”). We have reserved a maximum of 3,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by our board of directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

In addition, we have adopted the 2002 Compensatory Stock Option Plan for our officers, employees, directors and advisors (the “CSO Plan”). The Company has reserved a maximum of 3,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an “incentive stock option” plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by our board of directors or other CSO Plan administrator. The CSO Plan will be administered by our board of directors or a committee of directors. No options have been granted or currently are anticipated to be granted under the CSO Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STODCKHOLDER MATTERS.

The following table sets forth, as of April 30, 2007, the stock ownership of (i) each of our executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock. No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class (2)
Kenneth S. Adessky	6,137,500	24.9%
4150 Sainte-Catherine Street W
Suite 525
Montreal, Quebec H3Z 2Y5

Dr. Earl Azimov	5,550,000	22.5%
5737 Blossom
Cote St Luc, Quebec H4W 2T2

John Grob	5,550,000	22.5%
Amherst House
Stowlangtoft
Bury St-Edmunds, UK 1P313JY

Michael Kron	100,000	*
6950 Cote St. Luc Road
Cote St. Luc, Quebec H4V Z29

Travis K. Robinson	126,667	*
2005 10th Street, Suite A
Boulder, Colorado 80302

**All officers and directors	17,464,167	70.95%
as a group (5 persons)

_____________________
* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) A total of 24,615,521 shares of our common stock were outstanding as of April 30, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described in the following paragraphs, none of our officers or directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction that, in either case, has affected, or will materially affect the Company.

The Company had two unsecured loans totaling $75,750 at December 31, 2005, one from a former officer and shareholder of the Company and one from a shareholder of the Company. The Company settled these loans by making cash payments of $22,500 in 2006. We recorded the $53,250 of debt forgiveness as a capital contribution. The loans ceased accruing interest in 2004 when the terms of repayment were previously modified.

In November 2006, the Company issued 23,333,333 shares of its common stock to Vision Capital, a Canadian corporation, in exchange for the conversion of $350,000 face amount of promissory notes. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital. The notes were originally issued on August 18, September 22 and October 12, 2006 for an aggregate of $350,000 cash. Based on the face amount of the promissory notes exchanged for the shares of common stock, these shares were issued at a purchase price of $.015 per share. Vision Capital instructed the Company to issue Messrs. Azimov, Grob and Adessky each 5,550,000 shares of common stock and to issue 6,683,333 shares to fifteen other designees. The notes accrued interest at 7.5% per annum and we recorded $6,445 of interest expense. Vision Capital forgave the interest at conversion and we recorded this amount as a capital contribution.

During 2006, we paid legal fees totaling $18,630 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.

In March 2007, Vision Capital loaned the Company $100,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.

The Company has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to the Company, loan money or otherwise provide funds to us, although management expects that one or more of such persons may make funds available to us in the event of need to cover operating expenses.

Director Independence

The Board affirmatively determines the independence of each Director and nominee for election as a Director; however, the Board has not yet adopted an independence standard or policy. The Board intends to adopt an independence policy in the near future. The Board has determined that the following non-employee Director is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Mr. Kron.

ITEM 13.      EXHIBITS

Exhibit
Number        Exhibit Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws (Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000, File No. 000-30303).
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000, File No. 000-30303).
10.1	The 2002 Compensatory Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2003, File No. 000-30303).
10.2	The 2002 Employee Stock Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2003, File No. 000-30303).
10.3

$200,000, 7.5% Promissory Note dated August 18, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006, File No. 000-30303).

10.4

$100,000, 7.5% Promissory Note dated September 22, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006, File No. 000-30303).

10.5

$50,000, 7.5% Promissory Note dated December 15, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006, File No. 000-30303).

10.6

License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007, File No. 000-30303).

10.7	$100,000, 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd.*
14

Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 filed with the Commission on November 17, 2004, File No.00-30303).

21	Description of Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

Exhibit
Number        Exhibit Description

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

* Filed herewith.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $3,750 and $1,350, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal years 2006 and 2005 were $250 and $150, respectively.

All Other Fees

None

Pre-Approval Policies and Procedures

Our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended December 31, 2006 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the quarter ended September 30, 2007, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our Board of Directors also appointed and authorized Kenneth Adessky to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the Board of Directors is 100%.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:    May 3, 2007

NEWSEARCH, INC.

By /s/ Travis K. Robinson Travis K. Robinson President

By /s/ Kenneth S. Adessky Kenneth S. Adessky Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth S. Adessky	Director, CFO and Secretary	May 3, 2007
Kenneth S. Adessky

/s/ Dr. Earl Azimov	Chairman of the Board	May 3, 2007
Dr. Earl Azimov

/s/ John Grob	Director	May 3, 2007
John Grob

/s/ Michael Kron	Director	May 3, 2007
Michael Kron

/s/ Travis K. Robinson	Director and President	May 3, 2007
Travis K. Robinson

NEWSEARCH, INC.
Financial Statements
Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-10

Larry O’Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Unit I
Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Newsearch, Inc.

I have audited the accompanying balance sheet of Newsearch, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newsearch, Inc. as of December 31, 2006, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

/s/   Larry O’Donnell, CPA, P.C.

March 8, 2007

NEWSEARCH, INC.
Balance Sheet
December 31, 2006

ASSETS

Current assets:
Cash	$ 3,338
Prepaid legal	2,500

5,838

Equipment, net	10,869

Other assets:
Security deposit	2,200
Technology license	150,000

152,200

Total assets	$ 168,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Advances	$ 10,000
Accrued compensation – officers, directors and consultants	70,888
Other accrued expenses	16,517

97,405

Stockholders’ equity:
Preferred stock; $.001 par value; authorized - 50,000,000
shares; issued - none	—
Common stock; $.001 par value; authorized - 100,000,000
shares; issued and outstanding - 24,615,521 shares	3,182
Additional paid-in capital	707,551
Accumulated deficit	(639,231)

71,502

Total liabilities and stockholders’ equity	$ 168,907

See notes to financial statements.

NEWSEARCH, INC.
Statements of Operations

	Year Ended December 31,
	2006	2005
Costs and expenses:
Compensation – officers, directors and consultants	$ 193,050	$
Professional fees	128,253
General and administrative	68,397	9,583
Depreciation	794
Interest	6,445

Net loss applicable to common shareholders	$ (396,939)	$ (9,583)

Basic and diluted net loss per common share	$ (.14)	$ (.01)

Weighted average number of common shares outstanding	2,763,444	800,250

See notes to financial statements.

NEWSEARCH, INC.
Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balances, January 1, 2005	800,250	$ 800	$ 112,463	$ (232,709)
Net loss				(9,583)

Balances, December 31, 2005	800,250	800	112,463	(242,292)
Forgiveness of stockholders loans	53,250
Conversion of promissory notes	23,333,333	2,333	347,667
Forgiveness of interest			6,445
Technology license	375,000	38	149,962
Conversion of promissory note	75,000	8	24,992
Issuances for services	31,938	3	12,772
Net loss				(396,939)

Balances, December 31, 2006	24,615,521	$ 3,182	$ 707,551	$ (639,231)

See notes to financial statements.

NEWSEARCH, INC.
Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (396,939)	$ (9,583)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	12,775
Forgiveness of interest	6,445
Depreciation	794
Changes in operating assets and liabilities:
Prepaid legal	(2,500)
Security deposit	(2,200)
Advances	10,000
Accrued compensation – officers, directors and consultants	70,888
Other accrued expenses	(36,762)	9,583

Net cash used in operating activities	(337,499)	—

Cash flows from investing activities:
Purchases of equipment	(11,663)

Net cash used in investing activities	(11,663)	—

Cash flows from financing activities:
Proceeds from promissory notes	375,000
Repayment of stockholders loans	(22,500)

Net increase in cash	3,338	—
Cash at beginning of year	—	—

Cash at end of year	$ 3,338	$ —

Supplemental disclosure of noncash investing and
financing activities:
Technology license	$ 150,000

Conversion of promissory notes	$ 350,000

Conversion of promissory note	$ 25,000

Settlement of stockholders loans	$ 53,250

See notes to financial statements.

Newsearch, Inc.
Notes to Financial Statements

Note 1 - Organization

Newsearch, Inc. (“Newsearch”) was incorporated in Colorado on December 3, 1999. Prior to July 2004, Newsearch through its subsidiary, Panache, Inc. (“Panache”), operated as a women’s fashion apparel wholesaler in Colorado. On August 16, 2006, Newsearch elected new officers and directors and moved its offices to Boulder, Colorado for corporate and administrative purposes.

We are offering innovative pyrolitic steam reforming and other molecular reformation technologies that convert carbonaceous wastes or low-cost fuels to energy in the form of synthesis gas, electricity or liquid fuels. We initially are featuring a patented pyrolitic steam reforming technology that has been developed over the past ten years and has undergone extensive testing on a wide variety of feedstock. The patent and associated proprietary processes are held by BioConversion Technologies, LLC (“BCT”). Newsearch has marketing and supply rights from BCT and uses the technology to develop clean energy projects. We are also investing in complementary technologies that will expand the range of waste-to-energy molecular reformation applications.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Newsearch has an accumulated deficit of $639,231 as of December 31, 2006. We have been exploring sources to obtain additional equity or debt financing to implement our business model.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

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

Equipment

Equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Both straight-line and accelerated methods of depreciation are used for income tax purposes.

Impairment of Long-Lived Assets

Newsearch records impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Newsearch, Inc.
Notes to Financial Statements

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Stock-Based Compensation

Newsearch accounts for stock-based compensation in accordance with SFAS No. 123(R) Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and subsequently modified.

During the years ended December 31, 2006 and 2005, there were no stock options granted or outstanding.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2006 and 2005, Newsearch did not have any components of comprehensive income (loss) to report.

Net Loss Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Newsearch, unless the effect is to reduce a loss or increase earnings per share. Newsearch had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be aken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Newsearch does not expect the application of FIN 48 to have a material affect on its financial statements.

Newsearch, Inc.
Notes to Financial Statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Newsearch does not expect the application of SFAS No. 157 to have a material affect on its financial statements.

Note 3 - Technology License

Our technology license with BCT features an innovative pyrolitic steam reforming and other molecular reformation technologies that convert carbonaceous wastes or low-cost fuels to energy in the form of synthesis gas, electricity or liquid fuels. Newsearch has marketing and supply rights from BCT and uses the technology to develop clean energy projects. We issued EnviroClean Energy Corporation (“EEC”) 375,000 shares of our common stock in December 2006 for the assignment of all of its rights, title and interest in this gasification technology held by BCT’s U.S. patent (# 6,863,878). For purposes of this transaction, these shares were valued at $.40 per share, or $150,000, based primarily on the fact that EEC previously paid BCT $150,000 for this technology license.

Intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if an intangible assets carrying amount exceeds its implied fair value.

Note 4 - Borrowings

Newsearch had three promissory notes totaling $350,000 with Vision Capital Partners AA Ltd. (“Vision Capital”), a related party. In November 2006, we issued 23,333,333 shares of our common stock in exchange for the conversion of these notes. These shares were issued at a purchase price of $.015 per share. Vision Capital instructed us that the shares it received should be issued to Newsearch’s officers and directors and in part, to its own investors. The notes accrued interest at 7.5% per annum and we recorded $6,445 of interest expense. Vision Capital forgave the interest at conversion and we recorded this amount as a capital contribution.

In December 2006, we issued 75,000 shares of our common stock in exchange for the conversion of a $25,000 promissory note. These shares were issued at a purchase price of $.33 per share.

Newsearch had two unsecured loans totaling $75,750 at December 31, 2005 with a former officer and shareholder. The loans were settled for cash payments of $22,500 in 2006. We recorded this $53,250 debt forgiveness as a capital contribution. The loans ceased accruing interest in 2004 when the terms of repayment were previously modified.

Newsearch, Inc.
Notes to Financial Statements

Note 5 - Stockholders’ Equity

Common Stock

In November 2006, we issued Vision Capital, a related party, 23,333,333 shares of our common stock for the conversion of three promissory notes totaling $350,000. These shares were issued at a purchase price of $.015 per share. Vision Capital instructed us that the shares it received should be issued to Newsearch’s officers and directors and in part, to its own investors.

In December 2006, we issued EEC 375,000 shares of our common stock for the assignment of all of its rights, title and interest in the gasification technology held by BCT’s U.S. patent (# 6,863,878). For purposes of this transaction, these shares were valued at $.40 per share, or $150,000, based primarily on the fact that EEC previously paid BCT $150,000 for this technology license.

In December 2006, we issued 75,000 shares of our common stock for the conversion of a $25,000 promissory note. These shares were issued at a purchase price of $.33 per share. We also issued 31,938 shares of our common stock to two individuals for professional services rendered. These shares were valued at $.40 per share or $12,775.

Newsearch is authorized to issue 100,000,000 shares of $.001 par value common stock. We have 24,615,521 shares of our common stock issued and outstanding at December 31, 2006. Dividends may be paid on the outstanding shares as declared by our board of directors. Each share of common stock is entitled to one vote.

Preferred Stock

Newsearch is authorized to issue 50,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

Employee Stock Compensation Plans

Newsearch has adopted the 2002 Employee Stock Compensation Plan (the “ESC Plan”) and the 2002 Stock Option Plan (the “STOCK Plan”) for its employees, officers, directors and consultants. We have reserved a maximum of 3,000,000 shares of common stock to be issued under the ESC Plan and 3,000,000 shares of common stock to be issued upon exercise of options granted under the STOCK Plan. No options are outstanding at December 31, 2006.

Note 6 - Income Taxes

Newsearch recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Newsearch, Inc.
Notes to Financial Statements

Newsearch incurred no income taxes for the years ended December 31, 2006 and 2005. The expected income tax benefit for the years ended December 31, 2006 and 2005 is approximately $80,000 and $2,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $639,000 at December 31, 2006 are available to offset future taxable income, if any, and expire in 2026. This results in a net deferred tax asset of approximately $160,000 at December 31, 2006. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Note 7 - Commitments and Related Party Transactions

Newsearch leases corporate offices in Boulder, Colorado under an operating lease agreement which commenced in October 2006 and expires in October 2007. Rental expense for 2006 was $5,628. Future minimum rental commitments are $22,000. Newsearch utilized the office of our former president in 2005 and 2006 for corporate and administrative purposes.

During 2006, we paid legal fees totaling $18,630 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.

Note 8 - Subsequent Event

In March 2007, Vision Capital, a related party, loaned Newsearch $100,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.

EXHIBIT INDEX

Exhibit
Number        Exhibit Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws (Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000, File No. 000-30303).
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000, File No. 000-30303).
10.1	The 2002 Compensatory Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2003, File No. 000-30303).
10.2	The 2002 Employee Stock Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2003, File No. 000-30303).
10.3

$200,000, 7.5% Promissory Note dated August 18, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006, File No. 000-30303).

10.4

$100,000, 7.5% Promissory Note dated September 22, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006, File No. 000-30303).

10.5

$50,000, 7.5% Promissory Note dated December 15, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006, File No. 000-30303).

10.6

License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007, File No. 000-30303).

10.7	$100,000, 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd.*
14

Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 filed with the Commission on November 17, 2004, File No.00-30303).

21	Description of Subsidiaries*
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

Exhibit
Number        Exhibit Description

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

* Filed herewith