Form 10QSB
period 2007-03-31
NEWSEARCH INC
filed 2007-09-13
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-30303
NEWSEARCH, INC.
(Name of small business issuer in its charter)

Colorado	84-1522846

(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
2005 10th Street, Suite A
Boulder, Colorado 80302
(Address of Principal Executive Offices)
(303) 444-4957
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,815,521 shares of common stock, par value $0.001 per share, as of August 31, 2007.
Transitional Small Business Disclosure Form (Check one): YES ☐ NO ☑

NEWSEARCH, INC.
REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
NEWSEARCH, INC.
Balance Sheet (Unaudited)
March 31, 2007

ASSETS

Current assets:
Cash	$5,261
Prepaid legal	5,700

10,961

Equipment, net	10,075

Other assets:
Security deposit	2,200
Technology license	150,000

152,200

Total assets	$173,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances	$10,000
Accrued compensation - officers, directors and consultants	149,597
Other accrued expenses	59,673
Promissory note	100,000

319,270

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized - 50,000,000 shares; issued - none	—
Common stock; $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 24,615,521 shares	3,182
Additional paid-in capital	707,551
Accumulated deficit	(856,767)

(146,034)

Total liabilities and stockholders’ deficit	$173,236

See notes to financial statements.

NEWSEARCH, INC.
Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Costs and expenses:
Compensation - officers, directors and consultants	$116,500	$
Professional fees	69,777		3,975
General and administrative	29,993
Depreciation	793
Interest	473

Net loss applicable to common shareholders	$(217,536)		$(3,975)

Basic and diluted net loss per common share	$(.01)	$	**

Weighted average number of common shares outstanding	24,615,521		800,250

**	Less than $(.01) per share
See notes to financial statements.

NEWSEARCH, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(217,536)	$(3,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	794
Changes in operating assets and liabilities:
Prepaid legal	(3,200)
Accrued compensation - officers, directors and consultants	78,709
Other accrued expenses	43,156	3,975

Net cash used in operating activities	(98,077)	—

Cash flows from investing activities:
Purchases of equipment

Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from promissory note	100,000
Repayment of promissory note

Net cash provided by financing activities	100,000	—

Net increase in cash	1,923	—
Cash at beginning of year	3,338

Cash at end of period	$5,261	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

See notes to financial statements.

NEWSEARCH, INC.
Notes to Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.
2. Promissory Note
In March 2007, Vision Capital Partners AA Ltd., a related party, loaned Newsearch $100,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.
3. Related Party Transactions
During the quarter, we paid legal fees totaling $7,577 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.
4. Subsequent Events
In May 2007, the Company issued 200,000 shares of its common stock to two officers/directors for services. These shares were valued at $.40 per share.
In August 2007, Profit Consultants, Inc. loaned Newsearch $75,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.
The Company has filed a preliminary proxy statement with the Securities and Exchange Commission in order to be able to submit the following matters to the shareholders for their approval at a shareholder meeting to be called: (i) change the Company’s state of incorporation from Colorado to Maryland, including a change in the Company’s name to Global Clean Energy, Inc.; (ii) increase the authorized common stock to 300,000,000 shares, $.001 par value; (iii) increase the authorized preferred stock to 50,000,000, $.001 par value and (iv) approve the 2007 Stock Incentive Plan (the “2007 Plan”) for employees, officers, directors and consultants. The Board of Directors has reserved 15,000,000 shares of common stock that may be issued under the 2007 Plan.

Item 2 — Management’s Discussion and Analysis or Plan of Operation
The terms “Newsearch”, “Company”, “we”, “our”, and “us” refer to Newsearch, Inc. unless the context suggests otherwise.
Forward Looking Statements
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Annual Report on Form 10-KSB as of December 31, 2006. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
•	the availability and adequacy of our cash flow to meet our business requirements;
•	economic, competitive, demographic, business and other conditions in our local and regional markets;
•	changes or developments in laws, regulations or taxes in the ethanol or energy industries;
•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in the ethanol industry;
•	the failure to obtain or loss of any license or permit;
•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;
•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;
•	the ability to carry out our business plan and to manage our growth effectively and efficiently;
•	the failure to manage any foreign exchange risk adequately;
•	a general economic downturn or a downturn in the securities markets; and
•	risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB.
Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Business Overview
We are a renewable energy company specializing in the thermochemical conversion of cellulosic biomass and carbonaceous waste into synthetic gas, energy and liquid fuels. We believe our clean energy projects and technology developments feature innovative steam reforming and gasification technologies that can convert most types of carbonaceous materials into synthesis gas that can be used either directly to fire boilers, further upgraded to pipeline quality gas, or converted into electricity or liquid fuels such as ethanol, methanol or diesel.
Our primary business plan is to develop build-own-operate projects and power plants (“BOO plants”). We intend for these projects to be primarily located at industrial and municipal sites having low-cost sources of feedstock and needing process heat and/or power. Potential feedstock ranges from poor quality coal, coal slurry, and municipal solid waste, to a variety of cellulosic biomass and agricultural and industrial wastes. We also intend to team with local partners and experts to combine our steam reformation and gasification technologies with other complementary processes (biodiesel, anaerobic digestion, algae production) in integrated renewable energy parks.

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
We have not developed our own proprietary technology at this time, but rather we license technology from BioConversion Technology, LLC (“BCT”) and therefore have benefited from BCT’s research and development efforts and cost expenditures. We anticipate that our business will encompass development activities culminating in the construction and long-term operation of BOO plants. We are currently in the early stages of finding suitable locations and deploying project opportunities for converting coal, biomass, municipal solid waste and other opportunistic feedstock into energy, synthesis gas and liquid fuels.
For the next 12 months, our Plan of Operations is to:
•
Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund ongoing operations and the development of BOO plants in the United Kingdom and North America.

•	As available and as applicable to our business plans, apply for public funding to leverage the private capital we may raise.
•	Actively pursue mergers, acquisitions and joint ventures to increase shareholder value.
•	Move quickly to secure additional opportunities to develop and operate state-of-the-art waste-to-energy plants for clients with long-term waste disposal and/or energy supply needs.
Our initial planned projects in UK and North America are:
•
Waste Coal: John Grob, a Director, has spent over three years developing a project with one of Europe’s largest coal companies to use high-ash coal slurry at one of its sites. This project entails dewatering the slurry and mixing it with waste coal fines and other waste material as feedstock for a pilot 50-ton per day gasifier. This gasification project is a key part of a larger initiative to reclaim the land for development as well as provide syngas for an on-site power plant.

•
European Energy Park: We currently have the lead in planning an innovative energy park concept that integrates a variety of clean energy technologies, including a pyrolytic steam reforming unit, a biodiesel refinery, anaerobic digesters, and potentially an algae bioreactor utilizing a mix of renewable and waste-coal feedstock.

•
Energy Innovation Center: We are collaborating with a city in Colorado in planning a renewable energy center that includes a unique mix of technologies (solar, sewage sludge reuse, gasification, biodiesel, and a pilot-scale algae bioreactor) designed to maximize the potential eco-industrial synergies from using waste streams from one process as inputs to other processes on the site.

Results of Operations
FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006
During the quarter ended March 31, 2007, we incurred a net loss of $217,536 compared to a net loss of $3,975 during the quarter ended March 31, 2006. The increase in net loss of $213,561 is due to the fact that the Company had no operations during the quarter ended March 31, 2006 and paid no rent or salaries during this period. During the quarter ended March 31, 2007, the Company paid compensation and professional fees equal to $186,277, which related primarily to the development of the Company’s business plan and costs associated with being a public company. Also during the quarter ended March 31, 2007, the Company paid general and administrative expense of $29,993, which included rent, telephone, travel and other office costs.

Liquidity and Capital Resources
As of March 31, 2007, we had $5,261 in cash and $319,270 in current liabilities. For the three months ended March 31, 2007, we consumed $98,077 of cash in operating activities and our working capital deficit was $308,309. This deficit resulted from start-up expenses related to our business plan. Total assets were $173,236 at March 31, 2007. The stockholders’ deficit was $146,034 at March 31, 2007. We had limited operations and incurred net losses of $217,536 for the three months ended March 31, 2007. We have not generated any revenues from operations.
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
To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2007 to December 2007 will approximate roughly $750,000, excluding engineering costs related to the development of our BOO plants.
If we do not raise additional capital, or we are unable to obtain additional financing, or begin to generate revenues from our intended operations, we may have to scale back or postpone the preliminary engineering design and permitting for our initial facility until such financing is available.
Off-Balance Sheet Arrangements
We have no off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Item 3. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
The Company is not party to any legal proceedings.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.
Item 6 — Exhibits
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Common Stock Certificate (2)

10.1	$100,000, 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *

32.1	Section 1350 Certification by the Principal Executive Officer *

32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 0-30303).

(2)	Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000 (File No. 0-30303).

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment No. 1 to its Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSEARCH, INC.
Date: September 12, 2007	By:	/s/ Paul L. Whitton
Paul L. Whitton, President

Date: September 12, 2007	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Common Stock Certificate (2)

10.1	$100,000, 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *

32.1	Section 1350 Certification by the Principal Executive Officer *

32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 0-30303).

(2)	Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000 (File No. 0-30303).