Form 10QSB
period 2007-06-30
NEWSEARCH INC
filed 2007-09-13
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,815,521 shares of common stock, par value $0.001 per share, as of August 31, 2007.
Transitional Small Business Disclosure Form (Check one): YES ☐ NO ☑

NEWSEARCH, INC.
REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
NEWSEARCH, INC.
Balance Sheet (Unaudited)
June 30, 2007

ASSETS

Current assets:
Cash	$—

Equipment, net	4,544

Other assets:
Security deposit	2,200
Technology license	150,000

152,200

Total assets	$156,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances	$10,000
Accrued compensation — officers, directors and consultants	228,924
Other accrued expenses	158,841
Promissory note	100,000

497,765

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized — 50,000,000 shares; issued — none	—
Common stock; $.001 par value; authorized — 100,000,000 shares; issued and outstanding — 24,815,521 shares	3,382
Additional paid-in capital	787,351
Accumulated deficit	(1,131,754)

(341,021)

Total liabilities and stockholders’ deficit	$156,744

See notes to financial statements.

NEWSEARCH, INC.
Statements of Operations (Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006

Costs and expenses:
Compensation — officers, directors and consultants	$162,533	$		$279,033	$
Professional fees	93,037		35,025	162,814		39,000
General and administrative	16,929		4,541	46,922		4,541
Depreciation	619			1,412
Interest	1,869			2,342

Net loss applicable to common stockholders	$(274,987)		$(39,566)	$(492,523)		$(43,541)

Basic and diluted net loss per common share	$(.01)		$(.05)	$(.02)		$(.05)

Weighted average number of common shares outstanding	24,715,521		800,250	24,665,522		800,250

** Less than $(.01) per share
See notes to financial statements.

NEWSEARCH, INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(492,523)	$(43,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	80,000
Depreciation	1,412
Loss on sale of equipment	1,752
Changes in operating assets and liabilities:
Prepaid legal	2,500
Accrued compensation — officers, directors and consultants	158,036
Other accrued expenses	142,324	43,541

Net cash used in operating activities	(106,499)	—

Cash flows from investing activities:
Proceeds from sale of equipment	3,161

Net cash used in investing activities	3,161	—

Cash flows from financing activities:
Proceeds from promissory note	100,000
Repayment of promissory note

Net cash provided by financing activities	100,000	—

Net (decrease) in cash	(3,338)	—
Cash at beginning of year	3,338

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for services	$80,000

See notes to financial statements.

NEWSEARCH, INC.
Notes to Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.
2. Promissory Notes
In March 2007, Vision Capital Partners AA Ltd., a related party, loaned Newsearch $100,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.
3. Common Stock
In May 2007, the Company issued 200,000 shares of its common stock to two officers/directors for services. These shares were valued at $.40 per share.
4. Related Party Transactions
During the first quarter, we paid legal fees totaling $7,577 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.
5. Subsequent Events
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
Forward Looking Statements
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Annual Report on Form 10-KSB as of December 31, 2006. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
•	the availability and adequacy of our cash flow to meet our business requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the ethanol or energy industries;

•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry;

•	the failure to obtain, or loss of, any license or permit;

•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	the ability to carry out our business plan and to manage our growth effectively and efficiently;

•	the failure to manage any foreign exchange risk adequately;

•	a general economic downturn or a downturn in the securities markets; and

•	risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB.
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

Results of Operations
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
During the quarter ended June 30, 2007, we incurred a net loss of $274,987 compared to a net loss of $39,566 during the quarter ended June 30, 2006. The increase in net loss of $235,421 is due to the fact that the Company had no operations during the quarter ended June 30, 2006 and paid no rent or salaries during this period. During the quarter ended June 30, 2007, the Company paid compensation and professional fees equal to $255,570, which related primarily to the development of the Company’s business plan and costs associated with being a public company. Also during the quarter ended June 30, 2007, the Company paid general and administrative expense of $16,929, which included rent, telephone, travel and other office costs.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
During the six months ended June 30, 2007, we incurred a net loss of $492,523 compared to a net loss of $43,541 during the six months ended June 30, 2006. The increase in net loss of $448,982 is due to the fact that the Company had no operations during the six months ended June 30, 2006 and paid no rent or salaries during this period. During the six months ended June 30, 2007, the Company paid compensation and professional fees equal to $441,847, which related primarily to the development of the Company’s business plan and costs associated with being a public company. Also during the six months ended June 30, 2007, the Company paid general and administrative expense of $46,922, which included rent, telephone, travel and other office costs.
Liquidity and Capital Resources
As of June 30, 2007, we had $-0- in cash and $497,765 in current liabilities. For the three months ended June 30, 2007, we consumed $106,499 of cash in operating activities and our working capital deficit was $497,765. This deficit resulted from start-up expenses related to our business plan. Total assets were $156,744 at June 30, 2007. The stockholders’ deficit was $341,021 at June 30, 2007. We had limited operations and incurred net losses of $274,987 for the three months ended June 30, 2007. We have not generated any revenues from operations.
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

Item 3. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
In May 2007, the Company issued 200,000 shares of its common stock to two officers/directors for services. These shares were valued at $.40 per share. These issuances qualified for exemption from registration because (i) the shares were issued to officers and directors of the Company that qualified as accredited investors as that term is defined under the Securities Act of 1933, as amended; (ii) the Company did not engage in any general solicitation or advertising to market the securities; and (iii) the officers/directors received “restricted securities.”
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.

Item 6 — Exhibits
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Common Stock Certificate (2)

10.1	$100,000, 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd. (1)

10.2	$75,000, 7.5% Promissory Note dated August 16, 2007, payable to Profit Consultants, Inc. *

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *

32.1	Section 1350 Certification by the Principal Executive Officer *

32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 0-30303).

(2)	Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000 (File No. 0-30303).

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment No. 1 to its Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSEARCH, INC.
Date: September 13, 2007	By:	/s/ Paul L. Whitton
Paul L. Whitton, President

Date: September 13, 2007	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Common Stock Certificate (2)

10.1	$100,000, 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd. (1)

10.2	$75,000, 7.5% Promissory Note dated August 16, 2007, payable to Profit Consultants, Inc. *

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *

32.1	Section 1350 Certification by the Principal Executive Officer *

32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 0-30303).

(2)	Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000 (File No. 0-30303).