Form 10QSB
period 2007-09-30
GLOBAL CLEAN ENERGY, INC.
filed 2007-12-06
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-30303
GLOBAL CLEAN ENERGY, INC.
(Name of small business issuer in its charter)

Maryland	84-1522846
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
3095 S. Parker Rd., Suite 200
Aurora, Colorado 80014
(Address of Principal Executive Offices)
(720) 213-1287
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,815,521 shares of common stock, par value $.001 per share, as of November 15, 2007.
Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☑

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)
September 30, 2007
ASSETS

Current assets:
Cash	$18

Equipment, net	4,277

Security deposit	2,200

Total assets	$6,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances	$20,000
Accrued compensation — officers, directors and consultants	282,587
Other accrued expenses	147,751
Promissory notes	175,000

625,338

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized — 15,000,000 shares; issued — none	—
Common stock; $.001 par value; authorized — 300,000,000 shares; issued and outstanding — 24,815,521 shares	3,382
Additional paid-in capital	787,351
Accumulated deficit	(1,409,576)

(618,843)

Total liabilities and stockholders’ deficit	$6,495

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Costs and expenses:
Compensation — officers, directors and consultants	$68,135	$45,000	$347,168	$45,000
Professional fees	42,657	54,180	205,471	93,180
General and administrative	14,179	17,131	61,101	21,672
Depreciation	267		1,679
Impairment loss — technology license	150,000		150,000
Interest	2,584	1,952	4,926	1,952

Net loss applicable to common stockholders	$(277,822)	$(118,263)	$(770,345)	$(161,804)

Basic and diluted net loss per common share	$(.01)	$(.15)	$(.03)	$(.20)

Weighted average number of common shares outstanding	24,815,521	800,250	24,715,521	800,250

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(770,345)	$(161,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	80,000
Depreciation	1,679
Loss on sale of equipment	1,752
Impairment loss — technology license	150,000
Changes in operating assets and liabilities:
Prepaid legal	2,500
Advances	10,000
Accrued compensation — officers, directors and consultants	211,699
Other accrued expenses	131,234	(48,273)

Net cash used in operating activities	(181,481)	(210,077)

Cash flows from investing activities:
Proceeds from sale of equipment	3,161

Net cash used in investing activities	3,161	—

Cash flows from financing activities:
Proceeds from promissory notes	175,000	300,000
Repayment of shareholder loans		(22,500)

Net cash provided by financing activities	175,000	277,500

Net (decrease) increase in cash	(3,320)	67,423
Cash at beginning of year	3,338

Cash at end of period	$18	$67,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for services	$80,000

Forgiveness of shareholder loans		$53,250

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.
2. Promissory Notes
In March 2007, Vision Capital Partners AA Ltd., a related party, loaned Global Clean Energy, Inc. (“Global Clean” or the “Company”) $100,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.
In August 2007, Profit Consultants, Inc. loaned Global Clean $75,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.
3. Common Stock
In May 2007, the Company issued 200,000 shares of its common stock to two officers/directors for services. These shares were valued at $.40 per share.
4. Related Party Transactions
During the first quarter, we paid legal fees totaling $7,577 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.
5. Subsequent Events
On October 20, 2007, Profit Consultants, Inc. loaned Global Clean $75,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year.
On November 6, 2007, the Company’s shareholders approved: (i) a change in the Company’s state of incorporation from Colorado to Maryland, including a change in the Company’s name to Global Clean Energy, Inc.; (ii) an increase in the authorized common stock to 300,000,000 shares, $.001 par value; (iii) a decrease in the authorized preferred stock to 15,000,000, $.001 par value; and (iv) approved the 2007 Stock Incentive Plan for employees, officers, directors and consultants (the “2007 Plan”). The Company’s board of directors has reserved 15,000,000 shares of the Company’s common stock for issuance under the 2007 Plan.

Item 2 — Management’s Discussion and Analysis or Plan of Operation
References to “Company”, “we” or “us” refer to Global Clean Energy, Inc., unless the context requires otherwise.
Forward Looking Statements
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB as of December 31, 2006. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the ethanol or energy industries;

•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry;

•	the failure to obtain or loss of any license or permit;

•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	the ability to carry out our business plan and to manage our growth effectively and efficiently;

•	the failure to manage any foreign exchange risk adequately;

•	a general economic downturn or a downturn in the securities markets; and

•	risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB.
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

Plan of Operations
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
We have not developed our own proprietary technology at this time. We anticipate that our business will encompass development activities culminating in the construction and long-term operation of BOO plants. We are currently in the early stages of finding suitable locations and deploying project opportunities for converting coal, biomass, municipal solid waste and other opportunistic feedstock into energy, synthesis gas and liquid fuels.
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
Our initial planned projects in UK and North America are:
•
Waste Coal: John Grob, a Director and our President, has spent over three years developing a project with one of Europe’s largest coal companies to use high-ash coal slurry at one of its sites. This project entails dewatering the slurry and mixing it with waste coal fines and other waste material as feedstock for a pilot 50-ton per day gasifier. This gasification project is a key part of a larger initiative to reclaim the land for development as well as provide syngas for an on-site power plant.

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

Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
During the quarter ended September 30, 2007, we incurred a net loss of $277,822 compared to a net loss of $118,263 during the quarter ended September 30, 2006. The increase in net loss of $159,559 is primarily due to the fact that the Company recorded an impairment loss of $150,000 for its BCT technology license during the quarter ended September 30, 2007 that it did not have during the quarter ended September 30, 2006. During the quarter ended September 30, 2007, the Company paid compensation and professional fees equal to $110,792, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $99,180 for the quarter ended September 30, 2006. Also during the quarter ended September 30, 2007, the Company paid general and administrative expense of $14,179, which included rent, telephone, travel and other office costs, as compared to $17,131 for the quarter ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
During the nine months ended September 30, 2007, we incurred a net loss of $770,345 compared to a net loss of $161,804 during the nine months ended September 30, 2006. The increase in net loss of $608,541 is primarily due to the fact that the Company had very limited operations during the nine months ended September 30, 2006, paid significantly less rent and salaries during this period and did not incur an impairment loss of $150,000, which it incurred during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company paid compensation and professional fees equal to $552,639, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $138,180 during the nine months ended September 30, 2006. Also during the nine months ended September 30, 2007, the Company paid general and administrative expense of $61,101, which included rent, telephone, travel and other office costs, as compared to $21,672 for the nine months ended September 30, 1007. The increase in compensation, professional fees and general and administrative expense are due primarily to the fact that the expenses in 2006 only include approximately two months of expenses, as the Company did not begin its current operations until August 2006, whereas the expenses in 2007 include a full nine months of operating expenses.
Liquidity and Capital Resources
As of September 30, 2007, we had $18 in cash and $625,338 in current liabilities. For the nine months ended September 30, 2007, we consumed $181,481 of cash in operating activities and our working capital deficit was $628,320. This deficit resulted from start-up expenses related to our business plan. Total assets were $6,495 at September 30, 2007. Our stockholders’ deficit was $618,843 at September 30, 2007. We had limited operations and incurred net losses of $277,822 for the three months ended September 30, 2007. We have not generated any revenues from operations.
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
To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2007 to December 2007 will approximate $1,000,000, excluding engineering costs related to the development of our BOO plants.
If we do not raise additional capital, or we are unable to obtain additional financing, or begin to generate revenues from our intended operations, we may have to scale back or postpone the preliminary engineering design and permitting for our initial facility until such financing is available.

Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Item 3. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.
There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
The Company is not currently party to any legal proceedings.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.

Item 6 — Exhibits
Exhibit Index

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
10.1	$75,000, 7.5% Promissory Note dated August 16, 2007, payable to Profit Consultants, Inc. (3)
10.2	$75,000, 7.5% Promissory Note dated October 20, 2007, payable to Profit Consultants, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *
32.1	Section 1350 Certification by the Principal Executive Officer *
32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2007.
(2)	Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY, INC.
Date: December 5, 2007	By:	/s/ John Grob
John Grob, President

Date: December 5, 2007	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
10.1	$75,000, 7.5% Promissory Note dated August 16, 2007, payable to Profit Consultants, Inc. (3)
10.2	$75,000, 7.5% Promissory Note dated October 20, 2007, payable to Profit Consultants, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *
32.1	Section 1350 Certification by the Principal Executive Officer *
32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2007.
(2)	Incorporated by reference to the Company’s Report on Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.