Form 10KSB
period 2007-12-31
GLOBAL CLEAN ENERGY, INC.
filed 2008-05-06
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File No.: 0-30303
GLOBAL CLEAN ENERGY, INC.
(Name of Small Business Issuer as Specified in Its Charter)

MARYLAND	84-1522846

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)
3095 S. Parker Rd. #200, Aurora, Colorado 80014
(Address of Principal Executive Offices)
720-213-1287
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
Yes ☐ No ☑
State the issuer’s revenues for its most recent fiscal year: $-0-
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 5, 2008 was not determinable because there is no trading market for the registrant’s common stock.
The number of shares of the registrant’s common stock outstanding as of May 5, 2008: 25,078,721 shares.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the ethanol or energy industries;

•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry;

•	the failure to obtain or loss of any license or permit;

•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	the ability to carry out our business plan and to manage our growth effectively and efficiently;

•	the failure to manage any foreign exchange risk adequately;

•	a general economic downturn or a downturn in the securities markets; and

•	risks and uncertainties described in the Risk Factors section or elsewhere in this Annual Report on Form 10-KSB.
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
When used in this report, the terms “GLOBAL CLEAN ENERGY,” “Company,” “G.C.E,” “we,” “our” and “us” refer to Global Clean Energy, Inc.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
OUR R.E.S.C.U.E MISSION
The mission of Global Clean Energy, Inc. (“GCE”) is to become a leading worldwide supplier of mid-sized waste-to-energy conversion solutions capable of Reforming Environmental Salvage into Clean Useable Energy, through the use of its proprietary R.E.S.C.U.E systems.
GCE aims to accomplish its mission through (i) the acquisition and licensing of new and proven technologies; (ii) the utilization of its technology relationships, which are currently the most cost-effective option for mid-sized, multi-feedstock applications; (iii) the use of its extensive network of service providers and technology specialists, all working as a team to quickly improve upon existing technologies and develop a suite of next-generation technologies in order to remain competitive in the rapidly growing alternative energy sector; and (iv) the exploitation of its growing pipeline of project and technology development opportunities.
GCE has entered into an agreement with Cascades Group of Canada (“Cascades”), granting it the right to use Cascades’ vast Design/Build, Engineer, Procure and Construct system (“EPC”) and technology experience to develop independent waste-to-green energy conversion projects. GCE has, and will continue to invest in, and partner with other technology developers both interested in, and presently working on, expanding the number and range of waste-to-energy molecular reformation applications. To do this, GCE plans to source the most appropriate technology for specific applications, and will use its private banking and public finance expertise to develop financing structures aimed at minimizing project funding requirements.
GCE plans to implement its projects by providing Build-Own-Operate (“BOO”) green alternative energy plants to both private and public entities. By using the BOO approach, GCE relieves its clients from the burden of researching and selecting the technology best suited to their needs and, most importantly, from developing, financing and operating facilities that do not necessarily form part of their core business.
GCE is initially targeting the mid-range (5 to 100 megawatt equivalent) converted energy production market. It plans to target projects that utilize low or negative-cost fuels, such as poor quality coal, municipal solid waste, sewage sludge, tires, wood and other waste and Cellulose biomass, and will concentrate on industrial and municipal projects where most of the resulting energy can be used on-site, with the surplus sold to the pipeline or grid. These projects can be quickly sited and permitted and also offer the greatest potential for entering into energy saving contracts and earning emission reduction credits. Initial marketing emphasis will be on projects in the United Kingdom, the United States and Canada, where no company has established a leadership position in this “inside-the-fence” energy supply area and the field is wide open for a significant share of the market for on-site plants.

A. MARKET OPPORTUNITIES
THE UK COAL OPPORTUNITY
GCE has an agreement with UK Coal to help empty a very large slurry lake in Pontifract, South Yorkshire, UK. The lake is over 200 feet deep and contains 3.7 million tons of coal slurry. It has been agreed that GCE will start dredging operations on site in July 2008 to start removing the coal fines. UK Coal will pay $10 for each ton removed. The recovered coal fines will belong to UK coal.
THE PLAYERS
UK Coal PLC
UK COAL PLC (“UKC”) is Britain’s biggest producer of coal, supplying around 7% of the country’s energy needs for electricity generation. The Group has four deep mines located in Central and Northern England with substantial reserves and employs 3,500 people. It has seven active surface mines and has received planning permission for a further site. Total surface mining coal reserves, including current projects and projects in the planning stage, are approximately 97 million tons. With substantial land and property interests, UK COAL develops and regenerates brownfield sites, manages business parks on former mine sites and manages a substantial agricultural portfolio of land and buildings.
UK COAL has also established its own power generation business, which utilizes waste gas from mines to generate electricity, and it is actively pursuing the development of alternative power generation opportunities, including wind farms.
Cascades Engineering & Projects
Cascades Engineering & Projects (“Cascades”), a division of the Cascades Group, oversees the manufacture and reconditioning of equipment, and designs and completes various projects all around the world. Cascades utilizes its engineering and installation teams for these purposes.
THE OPPORTUNITY
GCE is investing in clean coal technology. It is GCE’s belief that turning “dirty” coal into clean syngas has significant importance in today’s world, and the Company intends to develop this technology in connection with its relationship with UKC.
UKC is an attractive strategic partner, as it has millions of tons of available coal slurry sitting in lagoons at its headquarter site near Doncaster in North East England that it needs to eliminate and, which is an excellent fuel source for the Pulse Steam Reforming (“PSR”) technology. Furthermore, UKC has hundreds of acres of land that it needs to reclaim, and that is available for GCE to site its First Plant (defined below). Additionally, UKC has all relevant and necessary permits for GCE to build and operate its PSR technology, which should save months of time and costs that would otherwise be required in planning and meeting regulatory requirements. GCE is also being supported by NISP, a UK Government department under the Department of Trade and Industry, to push this project to a speedy and successful start.
Through a Memorandum of Understanding, GCE has agreed to help UKC remove and process the slurry and coal fines from the lagoons, by providing it access to proprietary technology developed for this task. Provided the slurry and coal fines retrieved are of sufficient quality, they will be able to be processed by small, on-site gasifiers. Initial testing by UKC indicates the slurry and fines will produce approximately 45 gallons of ethanol per ton of feedstock.

GCE’s primary site at Kellingley has the ability to process 100 tons per day (“tpd”) of coal slurry and other feedstock. These other feedstock alternatives will include plastics (including car fluff), tires, sewage cake, municipal waste (paper and cardboard), disposal diapers and biomass (e.g., corn stalks, sugar beet and paper mill pulp).
By including feedstocks, which have tipping fees, it will be more feasible for GCE to show a profit on raw material over the low cost of the slurry. We also believe that the sale of Renewable Obligation Certificates (credits for reductions in CO2 emissions or ROC’s) could be profitable for GCE, but there is no assurance that GCE would be able to do this.
THE UK COAL PROJECT
Phase 1: Cyclone dredging process
The first phase in processing the coal slurry located in the UKC lagoons is a Cyclone Dredging process, which uses machinery designed to (i) extract the water containing fines and slurry currently in suspension in the lagoons, (ii) separate the water from the coal fines and slurry and (iii) convert the same into “dry” slurry. This “dry” slurry will be stored at an alternative location to be provided prior to its transfer to the First Plant for processing.
Phase 2: Treatment & Conversion
Contemporaneous with the slurry removal and its conversion into “dry” slurry, GCE will undertake to design, develop, construct and implement a plant (“First Plant”) aimed at treating and converting the “dry” slurry into appropriate hydrocarbon fuel, as required by UKC and other potential customers in the surrounding area.
This First Plant will be made up of one (1) 100-tpd gasifier, linked to a gas cleaning plant, and one (1) “gas-to-liquids” unit for the conversion of the gasifiers’ syngas end product, thus allowing GCE to optimize ethanol production and subsequently test multiple feedstock on it.
For this First Plant, GCE has secured, from UKC, a supply of up to 1,250 tpd of good quality coal from the Kellingley mine at an advantageous cost. UKC has also offered GCE an adjoining thirty (30) acre area of land next to the Kellingley mine for its plant operation, which will be close enough to the mine head to supply the coal feed to the First Plant by conveyor belt. This site also benefits from UKC planning and previously obtained consents, which will allow GCE to build the First Plant without the need for separate authorization.
This First Plant would be intended to enable GCE to process different feedstock in order to confirm the financial advantages of producing syngas and ethanol, as well as confirm in what proportions they can be produced. Once running, this First Plant will be eligible for government green credits, which may result in the value of syngas exceeding that of ethanol, depending upon its price.
Phase 3: Processing Alternative Feedstocks
After the First Plant is up and running, of which there is no assurance, GCE intends to build a second plant, which will be used to process alternative feedstock including untreated mine head coal and sewage waste, an attractive and profitable stock given that it carries a “tipping” fee and will be eligible for the UK Government’s Renewable Obligation Certificates (“ROC’s”).

The most likely use for the syngas by-product produced by this plant will be by UKC’s power generation plant to supply power to the UK Grid.
A third plant would most likely be used to process plastics tires and sewage cake, which all carry high tipping fees and substantial green credit in the case of sewage.
ADDITIONAL MARKET OPPORTUNITIES
The number of opportunities to sell emissions reduction credits (or ROCs, in the UK) to emitters who cannot cost-effectively meet their emission targets with existing processes or equipment upgrades is currently on the rise. Although the markets for these types of credits may be developing slowly in the United States, primarily because of unwillingness to accept binding limits on greenhouse gas emissions, many other countries are developing markets for these credits. The United States will almost certainly move in this direction over the next few years, as the evidence of global warming continues to mount, and as more industries, states and localities begin to take unilateral action. For example, the state of California has recently entered into an agreement with the UK to collaborate on emissions reduction. More importantly, the UK has already developed a robust market for ROC’s because of its participation in the European Union as well as public demand for global climate protection.
TARGET MARKET, CLIENTS & COMPETITION
Marketing Plan
GCE will focus on projects for industrial and municipal facilities that have low-cost fuel supplies and on-site gas, electricity and/or process heat needs. These facilities typically prefer to purchase their energy (and where necessary, waste disposal services) from third parties. GCE’s primary product offering, therefore, is anticipated to be a one-stop, full-service, third-party source for generating on-site syngas, heat, electric power, and/or ethanol or other liquid fuels from locally available waste or low-cost fuel sources.
GCE intends to be a leading supplier of mid-size, on-site gasification facilities by providing the best suited technology at a competitive price. It will initially offer a range of gasifiers and associated gas-to-liquids technology, but will ultimately utilize whatever equipment is best at the time. It will target creditworthy public and private sector clients across a broad range of industries and geographic regions in order to diversify and reduce market risks. If it is successful in penetrating the UK, Canadian and U.S. markets, of which there is no assurance, GCE intends to expand to other international markets targeting clients with similar profiles.
GCE will price its gasification projects to be competitive with other vendors, but will compete on the quality of the technology and responsiveness to client needs, rather than on price per se. Where clients want to participate directly in potential cost savings, GCE will be prepared to enter into energy savings contracts, either in partnership with existing energy service companies (ESCOs) or on an independent basis.
Target Markets
The market segment being targeted by GCE is mid-scale applications, especially industrial and municipal facilities that generate or process waste materials and need on-site energy for their own use. In addition, where appropriate low-cost or no-cost waste feedstock is available, the Company will develop stand-alone “merchant” energy facilities. With the Company’s suite of technologies, it believes that the costs of providing energy from low-cost feedstock such as poor-quality coal, agricultural wastes, or industrial byproducts are quite low. Given its low production costs, GCE can stand on its own as a producer of energy at most locations where low-cost feedstock supplies are available. By concentrating primarily on the on-site segment, however, GCE can more easily insulate itself from broad price fluctuations through the use of longer-term feedstock supply and energy purchase agreements.

Target Clients
GCE will target industries such as food, paper and chemical products, all of which have substantial demand for process heat, as well as electric power (and often liquid fuels for their vehicle fleets). Priority will be given to those companies that are in a position to enter into both feedstock supply and energy off-take agreements either on a fixed-price or toll-processing basis. In this way, GCE will insulate itself from feedstock and energy market price fluctuations for its first plants. After these facilities are operating successfully and providing a base level of income, of which there is no assurance, GCE may be willing to take some selected risks in securing feedstock supplies and selling energy in spot markets when trends appear favorable.
Because GCE will be depending primarily on the security of the long-term feedstock supply and energy off-take agreements, it will attempt to give priority to companies with strong balance sheets and good out-year prospects. It is currently intended that companies with less secure business prospects will generally be served only if they can post performance bonds or provide other assurances that minimize the risks of their non-performance. In this regard, municipal clients will often be the most secure.
In addition to targeting clients who need on-site energy, GCE will be systematically investigating the opportunities to provide liquid fuels using gas-to-liquids technology, as well as Fischer-Tropsch and similar processes provided by other suppliers. The ethanol market appears especially promising since, with appropriate low- or negative-cost feedstock, GCE believes it can produce ethanol at prices of $0.39 to $0.48 per gallon, which is substantially below the production cost of approximately $1.25 per gallon for the most efficient corn ethanol plants in the United States.
The potential market for ethanol in the United States is huge because of the EPA mandate to phase out Methyl Teriary-butyl ether (MTBE) in favor of ethanol as a clean burning oxygenate in gasoline. Ethanol production in the United States grew from 175 million gallons in 1980 to a projected 5 billion gallons by the end of 2006. Consumption of ethanol is projected to continue increasing at similar rates for at least the next decade, with almost all produced from corn. As the corn ethanol industry continues to grow, it is expected to put significant upward pressure on corn prices as the competition between food and fuel uses grows.
Similarly the opportunities in Britain and Europe appear extremely promising. The European Union Legislation has stipulated that 5% of all road fuel be ethanol-based by 2010, thus resulting in a prospective shortage of ethanol. Using the PSR technology, the ethanol produced is of a higher quality than the ethanol produced by the established fermentation technology because it is anhydrous (i.e., it has an extra hydrogen molecule). This means that it will blend fully when mixed with petroleum or diesel and does not absorb water. By mixing 5% ethanol with petroleum or diesel, it reduces emissions from vehicles by 60%, hence the EU Directive.
Competition
Only a handful of companies (e.g., Intrinergy, Blue Fire Ethanol, Range fuels, Placso) are focused on the “inside-the-fence” market segment and most of these are emphasizing the United States market because of its size. Of these companies, GCE is not aware of any that have the combination of worldwide licensing rights to specific technologies, together with a focus on all promising markets around the globe. This combination of preferred access to some of the most promising gasification technology, together with the ability to source other technologies more suited for particular applications, represents a significant barrier to market entry for most potential competitors.

Another barrier to entry is the difficulty that most private firms have in accessing capital markets to finance BOO projects. GCE’s ability to provide structured and securitized financing means that it has the ability to tap the public market and simultaneously minimize the amount of equity capital that it requires to finance its specific projects.
B. THE ALTERNATIVE ENERGY INDUSTRY
Global Clean Energy, Inc. is well positioned to take advantage of the tremendous opportunities in the mushrooming alternative energy industry due to its technology, project development approach and financial engineering expertise. The company is structured to be a low-cost supplier in its selected market niches and will be positioned to survive periods of market weakness and to thrive during market expansions.
The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources. As oil prices have reached an all-time high, most experts agree that the increasing costs of tapping non-conventional oil sources and growing world-wide demand for oil will create powerful long-term opportunities for alternative energy. As global reserves diminish, ethanol, methanol biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil.
If energy markets soften substantially, only the low-cost (and well-funded) alternative energy suppliers are likely to survive. On the other hand, as the energy markets will be experiencing substantial growth in demand, and as there is little near-term ability to increase conventional oil production, alternative energy will experience very rapid increases in demand. Under these circumstances, feedstock for waste and biomass-based technologies will quickly become a limiting factor and only those alternative energy producers with access to feedstock supplies at reasonable prices will be able to take full advantage of the opportunity. Thus, in the face of potentially wide swings in market conditions, the most successful alternative energy companies will be those with low cost of production and the ability to negotiate long-term feedstock supply and off-take agreements (preferably at fixed prices).
AVAILABLE TECHNOLOGIES
The more common technologies for the conversion of waste into alternative sources of energy, which are currently in use, can be grouped into the following categories:
(1)	The distillation of grains to produce ethanol;

(2)	Transesterification of vegetable oils to biodiesel;

(3)	Anaerobic digestion of animal and crop wastes to produce methane;

(4)	Solar, wind and geothermal heat to produce electricity;

(5)	Integrated Gasification Combined Cycles (IGCC); and

(6)	Gasification of carbonaceous waste for the production of syngas.
As each has advantages and disadvantages in particular applications, no single technology is likely to become dominant across all sectors of the alternative energy field.
Notwithstanding, GCE will be primarily focusing on “Gasification,” as this is currently the most effective technology for mid-size applications and has already undergone a battery of tests, the results of which further support its cost-effective and successful waste-to-energy conversion capabilities.

GASIFICATION TECHNOLOGY
Gasification is a process that converts carbonaceous materials (a.k.a. feedstocks), such as coal, vegetable oils, or biomass, into carbon monoxide and hydrogen by reacting the raw material at high temperatures with a controlled amount of oxygen. The resulting gas mixture is called synthesis gas or “syngas” and is itself a fuel. Gasification is a very efficient method for extracting energy from many different types of organic materials, and also has applications as a clean waste disposal technique.
The advantage of gasification is that using the syngas is more efficient than direct combustion of the original fuel; more of the energy contained in the fuel is extracted. Syngas may be burned directly in internal combustion engines, used to produce methanol and hydrogen, or converted via the Fischer-Tropsch process into synthetic fuel. Gasification can also begin with materials that are not otherwise useful fuels, such as biomass or organic waste. In addition, the high-temperature combustion refines out corrosive ash elements such as chloride and potassium, allowing clean gas production from otherwise problematic fuels.
Gasification of fossil fuels is currently widely used on industrial scales to generate electricity. However, almost any type of organic material can be used as the raw material for gasification, such as wood, biomass, or even plastic waste. Thus, gasification may be an important technology for renewable energy.
TECHNOLOGY AND EQUIPMENT SOURCING
With the help of Cascades, GCE is currently evaluating a number of gasification technologies to determine their commercial viability. These include Pulse Steam Reforming (PSR) technology and High Temperature Plasma Arc gasification.
Cascades is confident in its ability to build and expand on the existing PSR technology, with which it has several years running experience in a 50 ton per day configuration (multiple gasifiers can be linked together for larger applications).
Plasma Arc gasification due to its compact size, minimal environmental impact and ease of operation also offers many technological advantages. However, the high running costs of these systems have been a deterrent to their commercial acceptance. As a result, GCE is planning to engage in preliminary feasibility testing of this technology, using rubber tire and coal feedstocks.
GCE is also currently working with the inventor of improved processes for conventional co-current gasifiers that would enable GCE to provide much larger capacities. These efforts will be ongoing as GCE moves to develop its own intellectual property.
COMPLEMENTARY NEXT-GENERATION TECHNOLOGIES
GCE recognizes that alternative energy technologies are evolving rapidly and that other technologies are likely to emerge that will be preferable for various applications. These technologies will allow GCE to develop projects over a wider size range and broader scope of potential feedstock.
GCE is also exploring other related technologies, including a reforming technology that converts plastic waste into synthetic diesel fuel, as well as small and large-scale biodiesel production technologies. GCE intends to eventually acquire and develop its own IP through the engineering, development and construction of its pilot plant, although there is no assurance that it will have the financial resources or opportunity to do so.

GCE is currently employing a number of industry consultants to help it broaden its search for new alternative energy technologies and to evaluate the potential for applying them in different situations and potentially acquiring one or more of them.
C. THE CURRENT MARKET
GCE intends to become a significant niche player in the massive world-wide energy market by developing and operating “private power” R.E.S.C.U.E projects primarily for industrial and public sector entities that have waste disposal and on-site or near-by energy requirements. There is a tremendous opportunity for providing BOO (Build-Own-Operate) plants that have access to waste or low-cost feedstock and provide the bulk of the output to the local hosts, thereby avoiding direct competition with large utility-scale generators and suppliers.
MARKET SIZE AND TRENDS
There are a number of forces spurring both global attention to and investment in the development of clean, a.k.a. "green” energy. These include: a worldwide consensus for the need to clean and protect our environment, a dwindling supply of earth’s non-renewable fossil fuels, and international agreements and protocols to reduce waste production and the emission of greenhouse gasses.
Global Clean Energy, Inc. (“GCE”), a multinational developer of projects designed to convert all types of waste into alternative sources of energy, aims to help rescue the environment by profitably turning yesterday’s pollution into tomorrow’s clean, green power.
The world demand for energy is projected to increase inexorably along with economic growth, but the composition of demand will change significantly over the next quarter century. As illustrated in the following table, the growth in demand in the OECD “developed” countries is forecast to slow to about 1 % annually, although North American demand growth is projected to be almost twice as high as that in Europe. By contrast, the non-OECD “developing” countries are projected to experience energy growth about three times as rapidly as the developed countries, with Asia leading the way.
World Energy Consumption (Quadrillion Btu)

				Average.
	2003	2015	2030	Annual %
OECD	234.3	269.9	308.8	1.0%
North America	118.3	139.9	166.2	1.3%
Europe	78.9	87.5	94.5	0.7%
Asia	37.1	42.8	48.0	1.0%
Non-OECD	186.4	293.5	412.8	3.0%
Europe/Eurasia	48.5	62.8	79.0	1.8%
Asia	83.1	149.4	223.6	3.7%
Middle-East	19.6	28.2	37.7	2.4%
Africa	13.3	20.5	26.8	2.6%
Central/South America	21.9	32.5	45.7	2.8%
World	420.7	563.4	721.6	2.0%
Source: U.S. Energy Information Agency, International Outlook, 2006

Worldwide primary demand is forecast to increase most rapidly for natural gas, followed by oil, and then coal. Hydro, although a relatively small contributor, is projected to grow at 1.8% per year between 2002 and 2030, while biomass and other waste is projected to grow at 1.3% annually. Industrial use is projected to grow more slowly than transport or residential use, primarily because of growing efficiency in the industrial sector.
World Primary Energy Demand (Million tons oil equivalent)

				Average
	2002	2010	2020	Annual %
Coal	2,389	2,763	3,139	1.5%
Oil	3,676	4,308	5,074	1.6%
Gas	2,190	2,703	3,451	2.3%
Nuclear	692	778	776	0.4%
Hydro	224	276	321	1.8%
Biomass and Waste	1,119	1,264	1,428	1.3%
Other Renewables	55	101	162	5.7%

Total	10,345	12,194	14,404	1.7%

Source: International Energy Agency, Global Energy Trends, 2004
Gasification is anticipated to begin to account for a significant portion of the increase in demand for coal over the next few years, especially in large IGCC (Integrated Gasification Combined Cycle) applications, in order to comply with environmental requirements. At the same time, while relatively small, much of the increase in biomass and waste utilization will be through gasification and biodiesel production, with a decline in direct wood use by households in developing countries. As a result, there may be substantial opportunities for smaller niche players to target specialty markets, without having to compete directly with large oil and utility companies.
Another important trend is the growing role of public policies in setting energy and waste disposal prices. For example, in some of GCE’s target markets, energy use taxes have pushed retail prices of gasoline as high as six dollars or more, versus half that in the United States. Similarly, limitations on land disposal option and higher tipping fees and taxes have made some waste disposal costs as much as twice as expensive as they are in the United States. In addition, carbon taxes and tradable emissions permits for CO2 and other greenhouse gases are increasingly changing the relative costs of different fuels. These trends are likely to continue as various countries give different priorities to dealing with environmental problems and global warming, with the developed countries likely to take the lead in the near-term. Developed countries are likely to follow suit in subsequent periods.
Research and Development
We expect to focus our research and development on designing, developing and testing the technologies that we offer or will offer to our customers. A primary goal will be to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands and remain competitive in the marketplace. As a result, during the fiscal year ended December 31, 2007, we incurred no research and development expenses.
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
2. Gulf Ethanol, Corp. (OTC:GFET.PK) is developing ethanol production strategies along the Gulf Coast using non-food feed stocks for the production of ethanol rather than corn or sugar cane.
3. Inrinergy LLC. Intrinergy provides tailored energy solutions for its industrial partners in the form of synthetic gas, steam or electricity. Intrinergy builds, owns and operates gasification and pyrolysis units, thus limiting the capital expenditures of its clients.
4. Rentech, Inc. Rentech (AMEX — RTK) has plans to use their process gasifier to convert carbon feedstock to syngas, then feeding the gas into their Fischer-Tropsch catalyzed chemical reactor for conversion to liquid hydrocarbon fuel.
5. Sasol Ltd. Sasol uses an iron-based catalyst at four facilities in South Africa that, according to published reports, produce a total of approximately 160,000 barrels per day of liquid hydrocarbons, primarily from coal.
6. PlascoEnergy Group is a private Canadian waste conversion and energy generation company. PlascoEnergy builds, owns and operates facilities that convert municipal household, commercial or industrial waste into green power and other valuable products.
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
Employees
We are currently working with twelve consultants in connection with the Company’s technology analysis, research and development, financing and operations. At that time, we had no employees. We intend to hire the necessary executives and employees to implement our business plan during the second quarter of 2008.
Internet Web Site
Our website is located at http://www.globalcleanenergy.net.
Corporate History
Newsearch, Inc. (Newsearch, Inc. is referred to herein as “GCE”), a Colorado corporation also doing business as “GCE, Inc.,” was incorporated on December 3, 1999. GCE was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction, and as the successor to a previous public trading corporation, which was named Newsearch, Inc. (“Old GCE”).
Old GCE existed under the laws of Colorado from June 21, 1984 through January 1, 1990. During the period December 1984 through August 1988, the Company was listed in Moody’s Investors Service and its shares were publicly traded on the “Pink Sheets.” On January 1, 1990, Old GCE was administratively dissolved by the Colorado Secretary of State for failure to file its bi-annual report and pay the related filing fees. At that point in time, Old GCE became a partnership (the “GCE Partnership”) with the prior shareholders maintaining their proportionate interest in the GCE Partnership relative to the shares each owned in Old GCE.
On December 3, 1999, the board of directors of GCE authorized and issued 301,050 shares of its common stock in exchange for all the partners’ interests in the GCE Partnership. The partners of the GCE Partnership received one share of common stock for each one hundred partnership interests of the GCE Partnership (previously equal to 100 shares of Old GCE).

On August 20, 2002, GCE executed a Stock Exchange Agreement and Plan of Reorganization with Panache, Inc. (“Panache”), a Colorado corporation, and the two majority shareholders of Panache. Among other things, the Panache shareholders as a group became the holders of 700,000 shares of the Company’s common stock, out of the 1,150,250 shares issued and outstanding immediately after the Panache stock exchange, and Panache became a wholly-owned subsidiary of GCE. During 2004, a shareholder of the Company surrendered 350,000 shares of the Company’s common stock for no consideration. These shares were cancelled by the Company.
Panache was incorporated under the laws of Colorado on May 18, 1998, and sold women’s apparel under its trade name, “The Ollie Collection,” on a wholesale basis primarily through its display showrooms at the Denver Merchandise Mart. In addition, Panache represented several manufacturers of women’s apparel and accessories and also bought and resold women’s apparel and accessories for its own account, for resale. Panache ceased operations in June 2004, when it determined that its business plan could not be executed due to a lack of operating capital and prospects for raising adequate funding, and was later dissolved in January 2005. The Company was dormant from July 2004 through July 2006.
Change in Control
On August 16, 2006, Kenneth Adessky acquired 347,100 shares of the Company’s common stock for $3,471 from Dean Wicker, the Company’s former President and sole director, and 240,400 shares for $2,404 from Egin Bresnig. Mr. Adessky purchased these shares with personal funds and was appointed the sole director of the Company. On August 29, 2006, the Company elected Dr. Earl Azimov and John Grob to the Board of Directors. Dr. Azimov was elected Chairman. The Company also elected new officers: John Grob — CEO and President, and Kenneth Adessky — Chief Financial Officer and Secretary.
On November 29, 2006 the Company issued 23,333,333 shares of its common stock to Vision Capital Partners AA Ltd., a Canadian corporation (“Vision Capital”), in exchange for the conversion of $350,000 face amount of promissory notes. The notes were originally issued by the Company to Vision Capital on August 18, September 22 and October 12, 2006 for an aggregate of $350,000 cash. Vision Capital then immediately transferred 5,550,000 shares of common stock to each of Messrs. Azimov, Grob and Adessky, and an aggregate of 6,683,333 shares to fifteen other designees of Vision Capital. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.
In December 2006, the Company issued 375,000 shares of its common stock to EnviroClean Energy Corporation (“EEC”) for the assignment of all of EEC’s rights, title and interest in the gasification technology held by BCT U.S. patent (#6,863,878). For purposes of this transaction, these shares were valued at $.40 per share, or $150,000, based primarily on the fact that EEC had previously paid BCT $150,000 for this technology license. Also, the Company issued 75,000 shares of its common stock for the conversion of a $25,000 promissory note and 31,938 shares to two individuals for professional services rendered. In May 2007, 200,000 shares were issued to directors of the company for services rendered. As of December 31, 2007, the Company had issued and outstanding 24,815,521 shares of common stock.
On November 8, 2007, GCE’s state of incorporation was changed from Colorado to Maryland. This change was approved at an annual meeting of stockholders on November 6, 2007, and the change was effective November 13, 2007. At the same time, the Company changed its name to Global Clean Energy, Inc. from Newsearch, Inc.

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
D. RISK FACTORS
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
Commercial applications of gasification / PSR technology are at an early stage of development, and the extent to which gasification / PSR power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of gasification / PSR technology, including the following:
•	performance, reliability and cost-effectiveness of gasification / PSR technology compared to conventional and other alternative energy sources and products;

•	developments relating to other alternative energy generation technologies;

•
fluctuations in economic and market conditions that affect the cost or viability of conventional and alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	overall growth in the alternative energy equipment market;

•	availability and terms of government subsidies and incentives to support the development of alternative energy sources, including gasification / PSR;

•	fluctuations in capital expenditures by utilities and independent power producers, which tend to decrease when the economy slows and interest rates increase; and

•	the development of new and profitable applications requiring the type of energy supply provided by our autonomous gasification / PSR systems.
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
Our common stock is not currently traded or quoted on any securities market. Even if it were to occur, the quotation of our common stock on a securities market or exchange does not assure that a meaningful, consistent and liquid trading market will ever exist. We cannot predict whether any market for our common stock will develop in the future. In the absence of an active trading market:
•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited;

•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock; and

•	our stock is a penny stock and there are significant risks related to buying and owning penny stocks.
Stockholders should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:
•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
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
ITEM 2. DESCRIPTION OF PROPERTY
Our leased office at 3095 S. Parker Rd. #200, Aurora, Colorado 80014 consists of approximately 350 square feet. The lease runs from month-to-month with payments of approximately $500, in addition to certain operating expenses. We believe these premises are sufficient for our current needs and suitable substitute space is readily available.
ITEM 3. LEGAL PROCEEDINGS
We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held an annual meeting of stockholders on November 6, 2007 (the “Annual Meeting”). At the Annual Meeting, stockholders were requested to vote on proposals to (i) change the Company’s state of incorporation from Colorado to Maryland, including a change in the Company’s name to Global Clean Energy, Inc., and an increase in authorized common stock to 300,000,000 shares; (ii) elect five directors; (iii) to approve the Company’s 2007 Stock Incentive Plan; and (iv) ratify the appointment of Larry O’Donnell, CPA, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. A brief description of each matter voted upon at the Annual Meeting is set forth below.
Changes to the Company’s State of Incorporation, the Company’s Name and an Increase in the Company’s Authorized Common Stock.
The Company’s stockholders approved an Agreement and Plan of Merger (the “Merger”) between Newsearch, Inc. (“Newsearch”) and the Company effective November 13, 2007. Pursuant to the Merger Newsearch merged with and into the Company, with the Company being the surviving corporation. A full description of the Merger was disclosed in the Company’s Form 8-K filed with the SEC on November 13, 2007. 22,771,142 votes were cast in favor of the Merger, zero votes were withheld or voted against the Merger, and there were 870 abstention and broker non-votes for the Merger.
Election of Five Directors
The Company stockholders elected the five nominees for director that the Board recommended at the Annual Meeting. A separate tabulation for each nominee is set forth below:

		Votes Cast Against or	Abstentions and Broker
Nominee	Votes Cast For	Withheld	Non-votes
Dr. Earl Azimov	22,772,192	150	0
Paul Whitton	22,772,192	150	0
Kenneth Adessky	22,772,192	150	0
John Grob	22,772,192	150	0
Michael Kron*	22,772,192	150	0

*
Mr. Kron resigned from the Board of Directors effective January 16, 2008. His resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Approval of the Company’s 2007 Stock Incentive Plan
The shareholders of the Company approved the Company’s 2007 Stock Incentive Plan (the “Plan”) at the Annual Meeting. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (awards of restricted stock, cash or a combination thereof), and dividend equivalent rights (collectively, the “Awards”) to officers, employees, directors, and consultants of the Company. In connection with the approval of the Plan, the Board reserved 5,000,000 shares of the Company’s common stock, $0.001 par value per share, for issuance under the Plan. The Plan will terminate at midnight on June 10, 2017. A full description of the Plan was disclosed in the Company’s Form 8-K filed with the SEC on November 13, 2007. 22,771,297 votes were cast in favor of the Plan, 175 votes were withheld or voted against the Plan, and there were 870 abstention and broker non-votes for the Plan.
Ratification of the Appointment of Larry O’Donnell, CPA, P.C. as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2007.
The stockholders of the Company ratified the appointment of Larry O’Donnell, CPA, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. 22,772,067 votes were cast in favor of ratification, 125 votes were withheld or voted against ratification, and there were 150 abstention and broker non-votes for the ratification.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is not quoted or traded in any public market. On December 14, 2007, Spencer Edwards, Inc., a Financial Industry Regulatory Authority (“FINRA”) member retail broker-dealer filed a Form 15c2-11 with FINRA to act as a market-maker for the common stock of the Company, and to list the Company’s common stock on the OTC Bulletin Board (“OTCBB”). The Company is currently waiting for approval from the FINRA. No assurance can be given that this approval will be obtained, that the Company’s common shares will be listed on the OTCBB, that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. If our stock does begin trading in the public market, it is likely that our common shares will be defined as “penny stock” under the Securities Exchange Act of 1934, as amended, and rules there under.
The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to specified exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and confirm that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, specifies:
•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
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

Holders
As of May 5, 2008, we had 197 shareholders of record and 25,078,721 common shares issued and outstanding.
Dividend Policy
We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.
Unregistered Sales of Equity Securities
On May 7, 2007, the Company issued each of Michael Kron and Travis Robinson 100,000 shares of common stock at $0.40 per share. These shares were issued as compensation for services rendered. These issuances were granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company’s reports filed under the Securities Exchange Act of 1934 were made available to the recipients; (iii) each recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and (v) the recipients received “restricted securities” that include a restrictive legend on the certificate.
On March 27, 2008, the Company issued a total of 263,200 shares of common stock to two entities in connection with the conversion of three unsecured loans. These shares were valued at $1.00 per share of common stock. These issuances were granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company’s reports filed under the Securities Exchange Act of 1934 were made available to the recipients; (iii) each recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and (v) the recipients received “restricted securities” that include a restrictive legend on the certificate.
Securities Authorized for Issuance under Equity Compensation Plans
The following table discloses information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

	Number of		Number of securities
	securities to be	Weighted average	remaining available for
	issued upon exercise	exercise price of	future issuance under equity
	of outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights (a)	and rights (b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders

2007 EMPLOYEE STOCK COMPENSATION PLAN	-0-	N/A	5,000,000

Equity compensation plans not approved by security holders

NONE	N/A	N/A	N/A

Total	-0-	N/A	5,000,000
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:
•	our ability to complete construction of our BOO plants; the projected growth or contraction in the energy markets in which we will operate;

•	fluctuations in the market price of primary outputs from our BOO plants, including syngas, methanol and ethanol;

•	our business strategy for expanding, maintaining or contracting our presence in this market;

•	our ability to obtain the necessary capital at a reasonable cost in order to finance our initiatives;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•
regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; state and federal regulation restricting or banning the use of Methyl Tertiary Butyl Ether, or MTBE, a fuel derived from methanol;

•	environmental laws and regulations applicable to our operations and the enforcement thereof; and

•	regulations related to homeland security;
•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials

•	labor relations; fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness; limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	our ability to raise additional capital and secure additional financing;

•	changes in interest rates;

•	our ability to hire and retain key employees;

•	liability resulting from actual or potential future litigation; competition;

•	plant shutdowns or disruptions at our plant or plants whose products we will market;

•	availability of shuttle trains, rail cars and trucks; risks regarding a loss of or substantial decrease in purchases by our major customers;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements;

•	risks related to diverting management’s attention from ongoing business operations.
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
For the next 12 months, our Plan of Operations is to undertake the following:
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
Our initial planned projects in UK and North America are:
•
Waste Coal: John Grob, our President and a Director, has spent over six years developing a project with one of Europe’s largest coal companies to use high-ash coal slurry at one of its sites. This project entails dewatering the slurry and mixing it with waste coal fines and other waste material as feedstock for a pilot 50 ton per day gasifier. This gasification project is a key part of a larger initiative to reclaim the land for development as well as provide syngas for an on-site power plant.

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

Results of Operations
We have not had any operations or revenues since July 2004. For the year ended December 31, 2006, we had no sales and a net loss of $396,936, as compared to no sales and a net loss of $837,169 for the year ended December 31, 2007. General and administrative expenses for the year ended December 31, 2006 were $389,700, as compared to general and administrative expenses for the year ended December 31, 2007, including professional and consulting fees, of $604,639. In addition, we incurred interest expense of $6,445 for the year ended December 31, 2006, as compared to $9,684 for the year ended December 31, 2007. The increases in net loss and expenses is a result of the Company’s change in its business plan from a non-operating company during fiscal 2005 to an operating company during the second half of fiscal 2006.
Liquidity and Capital Resources
Our cash on hand totaled $51 on December 31, 2007. During the same period, our working capital deficit was $685,667. This deficit resulted from start-up expenses related to our new business plan. Total assets were $51 at December 31, 2007. The stockholders’ deficit was $1,476,400 at December 31, 2007. We had limited operations and incurred net losses of $837,169 for the year ended December 31, 2007. We have not generated any revenues from operations.
We have yet to begin construction of BOO plants or ethanol producing plants. Since August 2006, we have been engaged in organizational activities, including developing a strategic operating plan, entering into a license agreement and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing at cost-effective rates. Management anticipates beginning construction of a plant within the next 12 to 18 months and expects to complete the project within the next 36 to 42 months. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet its cost structure and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital at cost-effective rates or achieving profitable operations. Frequently, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.
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
To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2008 to December 2008 will approximate roughly $750,000, excluding engineering costs related to the development of our BOO plants.

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
ITEM 7. FINANCIAL STATEMENTS
Our audited financial statements for the years ended December 31, 2007 and 2006, and the audit reports thereon of Larry O’Donnell, CPA, P.C., respectively are included in this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES.
An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
There have been no significant changes in internal controls, or other factors that could significantly affect internal controls, that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Our directors and officers as of May 3, 2008 are:

Name	Age	Position(s) with the Company

Dr. Earl Azimov	45	Chairman of the Board

John Grob	58	President and Director

Kenneth S. Adessky	44	Chief Financial Officer, Secretary and Director

Paul Whitton	62	Vice-President and Director
Dr. Earl Azimov: Dr. Azimov has served as a Director and Chairman of our Board since August 2006. Dr. Azimov is currently the Chief Executive Officer of Miazzi Ventures Inc., a merchant bank that he co-founded that has assumed leadership roles in early stage companies since 1996, including Mamma.com, which was sold in 1999 for an eight-figure valuation. In addition, from 2003 through early 2007, Dr. Azimov was the co-founder and Director of Business Development for GospelCity.Com, Inc., a world leader of on-line faith-based gospel entertainment. From 1992 through 1995, Dr. Azimov was the President of Zellers Optical Centers, a company he co-founded that employed over 70 optometrists and 200 support personnel that was later sold to National Vision Associates of Atlanta, who operate the Wal-Mart Vision Centers. Dr. Azimov brings 20 years of private equity experience, focusing on seed capital investments in startup companies. He has a Bachelor of Science from the University of South Carolina and a Doctorate of Optometry from the University of Montreal — School of Optometry, in Montreal, Quebec, Canada.
John Grob: Mr. Grob has served as a Director since August 2006, and in November 2007 Mr. Grob was again appointed as our President. Mr. Grob also served as CEO and President of the Company from August 2006 until March 2007. In 1968, Mr. Grob began his career at Lloyds Insurance as a broker. In 1975, he started, owned and managed The Mortgage Corporation, the UK’s first mortgage bank. From 1975 to 1987, his company securitized and sold over £1,000 million in mortgage bonds, and in 1987, he sold The Mortgage Corporation to Salomon Brothers. Since 1987, Mr. Grob has acted as a financial and technical consultant to the Governments of Brazil, Portugal, South Africa and Turkey as well as The UK Ministry of Defense. He has guided several American companies in commercializing new technologies, most recently a composite reinforced hi-tension electrical cable for use on power transmission grids. During the past five years, Mr. Grob has worked to develop a renewable energy business, including working closely with the UK Government, UK Coal and British Nuclear Fuels to find a successful technical solution to the profitable processing of waste streams and coal into clean renewable energy. Mr. Grob was privately educated in the UK.

Kenneth S. Adessky: Mr. Adessky has been our Chief Financial Officer, Secretary and a Director since August 2006. Mr. Adessky is currently a Senior Partner of Adessky Lesage, a corporate commercial law firm located in Montreal, Canada that he co-founded in 1995. As a Senior Partner, Mr. Adessky focuses his legal practice on private and public financings, mergers and acquisitions and public offerings of small capital public companies. Over the past decade, Mr. Adessky has completed in excess of $100 million dollars of financing. Mr. Adessky received his Bachelor of Civil Law from McGill University in Montreal, Quebec, Canada in 1990.
Paul Whitton: Mr. Whitton currently serves as our Vice-President, and he has served as a Director since June 2007. Since 1998, Mr. Whitton has been the owner of JK, Inc., an environmental consulting company based in Houston, Texas. Mr. Whitton holds numerous patents relating to industrial environmental quality and is a nationally recognized speaker on abatement. Prior to 1988, he spent 22 years with Brown & Root Construction Company where he was an area superintendent for construction and maintenance of oil and gas refineries, nuclear power plants, and paper mills throughout the world but primarily the Mideast and United Kingdom. He was also a construction supervisor with Boeing Air and in the United States Navy for four years. Mr. Whitton brings industrial plant management and construction experience as well as his environmental expertise to the Company.
Family Relationships
There are no family relationships among our officers and directors.
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
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2007, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2007 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock. Based upon this review, each of Messrs. Michael Kron, Travis Robinson and Paul Whitton inadvertently filed their Initial Statement of Beneficial Ownership of Securities on Form 3 delinquently.

Term of Office
The term of office of the current directors shall continue until new directors are elected or appointed.
Committees of the Board and Financial Expert
We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.
Code of Ethics
We have adopted a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions. As required by SEC rules, we will report the nature of any change or waiver of our Code of Ethics.
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Executive Officers
The following table sets forth information concerning the compensation of our named executive officers for the fiscal year ended December 31, 2007. Any payments to these officers were paid to them as consultants, not employees, of the Company, as the Company has not yet hired full or part-time employees. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
			Bonus	Award	Awards	Compensation	Compensation	Compensation	Total
Name and Principal Position (1)	Year	Salary ($)	($)	($)	($)	($)	Earnings ($)	($)	($)
John Grob,	2007	$84,000							$84,000
President (2)	2006	$57,500							$57,500

Kenneth Adessky,	2007	$42,000							$42,000
CFO and Secretary (3)	2006	$15,500							$15,500

Paul Whitton, Vice-President (4)	2007	$0							$0

Travis Robinson, Former	2007			$40,000					$40,000
President and Director (5)

(1)	Each of Mr. Grob, Mr. Adessky and Mr. Whitton currently serve on the Company’s Board of Directors. None of these persons receive any compensation for these director roles.

(2)
Mr. Grob served as CEO and President of the Company from August 2006 until March 2007. In November 2007, Mr. Grob was re-appointed as President of the Company. All fees paid to Mr. Grob during fiscal 2006 and 2007 were as a consultant to the Company.

(3)	All fees paid to Mr. Adessky during fiscal 2006 and 2007 were as a consultant to the Company.

(4)	Mr. Whitton served as President of the Company between June 2007 and November 2007.

(5)
Mr. Robinson was not serving as a Director or President of the Company as of December 31, 2007. Mr. Robinson served as President and Director of the Company between March 2007 and June 2007. On May 7, 2007, the Company granted Mr. Robinson 100,000 shares of common stock at $0.40 per share as compensation for services rendered.

Compensation of Directors
The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors. However, Dr. Azimov, the Chairman of the Company’s Board of Directors, did earn consulting fees at a monthly retainer of $3,500, for an aggregate of $42,500 for the fiscal year ended December 31, 2007. These fees were not paid for Dr. Azimov’s services as a director, but for his services as a consultant to the Company. In addition, Mr. Michael Kron, who served on the Company’s board of directors between March 26, 2007 and January 16, 2008, received 100,000 shares of common stock for his service on the Board. These shares were valued at $0.40 per share, for a total of $40,000. No other director received any other compensation in any form.
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
Indemnification of Officers and Directors
We indemnify to the fullest extent permitted by, and in the manner permissible under, the laws of the State of Maryland, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he/she is or was a director or officer of our Company, or served any other enterprise as director, officer or employee at our request. Our board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was our employee.
Employee Benefit Plans
2007 Stock Incentive Plan
We have adopted the 2007 Stock Incentive Plan for our employees, officers, directors and advisors (the “2007 Plan”). We have reserved a maximum of 5,000,000 common shares to be issued upon the grant of awards under the 2007 Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The 2007 Plan will be administered by our board of directors or a committee of directors, and will terminate June 12, 2017. As of May 5, 2008, no shares have been awarded under the 2007 Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of May 5, 2008, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock. No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner (1)	Ownership	of Class (2)

Kenneth S. Adessky	6,137,500	24.47%
4150 Sainte-Catherine Street W. Suite 525 Montreal, Quebec H3Z 2Y5

Dr. Earl Azimov	5,550,000	22.13%
5737 Blossom Cote St Luc, Quebec H4W 2T2

John Grob (3)	5,550,000	22.13%
Amherst House Stowlangtoft Bury St-Edmunds, UK 1P313JY

Paul Whitton	50,000	*
2415 Shakespeare #3 Houston, Texas 77936

** All officers and directors	17,287,500	68.93%
as a group (4 persons)

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

(2)
The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares 25,078,721 of the Company’s common stock as of May 5, 2008, and each stockholder’s ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

(3)	Includes 1,000,000 shares owned by Mr. Grob’s wife, and 200,000 shares owned by his minor son.
The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2007, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2007.
Please refer to the table titled “Securities Authorized for Issuance under Equity Compensation Plans” set forth in Item 5 for a description of securities authorized for issuance under equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Except as described in the following paragraphs, none of our officers or directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2007 or in any presently proposed transaction that, in either case, has affected, or will materially affect the Company.
During 2007, we paid legal fees totaling $7,577 to a law firm of which Mr. Adessky, our CFO, Secretary and Director, is a partner.
In March 2007, Vision Capital loaned the Company $100,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital. In March 2008 this note was converted into shares of our common stock at a conversion price of $1.00, for a total of 107,500 shares.
The Company has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to the Company, loan money or otherwise provide funds to us, although management expects that one or more of such persons may make funds available to us in the event of need to cover operating expenses.
Director Independence
Our current directors are Dr. Earl Azimov, Paul Whitton, Kenneth Adessky and John Grob. We are not currently subject to corporate governance standards defining the independence of our directors. We have not yet adopted an independence standard or policy, although we intend to do so in the near future. Accordingly, the Company’s Board currently determines the independence of each Director and nominee for election as a Director. The Board has determined that none of the Company’s directors currently qualifies as an independent director. We do not list the “independent” definition we use on our Internet website.
ITEM 13. EXHIBITS

Exhibit
Number	Exhibit Description

2.1	November 7, 2007 Agreement and Plan of Merger between Newsearch, Inc. and Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on May 7, 2007).

3.2	Bylaws of Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000).

10.1	2007 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007).

10.2	$200,000 7.5% Promissory Note dated August 18, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

Exhibit
Number	Exhibit Description

10.3	$100,000 7.5% Promissory Note dated September 22, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.4	$50,000 7.5% Promissory Note dated December 15, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.5	License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007).

10.6	$100,000 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on May 7, 2007).

10.7	$75,000 7.5% Promissory Note dated August 16, 2007, payable to Profit Consultants, Inc. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006).

10.8	$75,000 7.5% Promissory Note dated October 20, 2007, payable to Profit Consultants, Inc.(Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.9	$100,000 7.5% Promissory Note dated January 20, 2008 between the Company and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 filed with the Commission on November 17, 2004).

21	Description of Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $5,000 and $3,750, respectively.
Audit Related Fees
None.
Tax Fees
The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice and tax planning for fiscal years 2007 and 2006 were $250 and $250, respectively.
All Other Fees
None
Pre-Approval Policies and Procedures
Our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended December 31, 2007 and the quarterly reviews for the subsequent fiscal quarters of 2008 through the quarter ended September 30, 2008, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our Board of Directors also appointed and authorized Kenneth Adessky to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.
The percentage of audit-related, tax and other services that were approved by the Board of Directors is 100%.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.
Date: May 5, 2008.

GLOBAL CLEAN ENERGY, INC.
By /s/ Kenneth S. Adessky
Kenneth S. Adessky
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Earl Azimov Dr. Earl Azimov	Chairman of the Board	May 5, 2008

/s/ John Grob John Grob	Director and President	May 5, 2008

/s/ Kenneth S. Adessky Kenneth S. Adessky	Director, CFO and Secretary	May 5, 2008

/s/ Paul Whitton Paul Whitton	Director and Senior Vice-President	May 5, 2008

GLOBAL CLEAN ENERGY, INC.
Financial Statements

Larry O’Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Unit I
Aurora, Colorado 80014
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
GLOBAL CLEAN ENERGY, Inc.
I have audited the accompanying balance sheet of GLOBAL CLEAN ENERGY, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.
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
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL CLEAN ENERGY, Inc. as of December 31, 2006, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.
/s/ Larry O’Donnell, CPA, P.C.
May 3, 2008

GLOBAL CLEAN ENERGY, INC.
Balance Sheet
December 31, 2007

ASSETS

Current assets:
Cash	$51

Total assets	51

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Advances	$10,000
Accrued compensation — officers, directors and consultants	364,168
Notes payable	250,000
Accrued Expense	61,550

$685,718

Stockholders’ equity:
Preferred stock; $.001 par value; authorized — 15,000,000 shares; issued — none
Common stock; $.001 par value; authorized — 300,000,000 shares; issued and outstanding — 24,815,521 shares
Additional paid-in capital	790,733
Accumulated deficit	(1,476,400)

(685,667)

Total liabilities and stockholders’ equity	51

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations
Year Ended December 31,

	2007	2006

Costs and expenses:
Compensation — officers, directors and consultants	$364,168	$193,050
Professional fees	240,471	128,253
General and administrative	71,167	68,397
Impairment loss — technology license		150,000
Depreciation	1,679	749
Interest	9,684	6,445

Net loss applicable to common shareholders	$(837,169)	$(396,939)

Basic and diluted net loss per common share	(.03)	(.14)

Weighted average number of common shares outstanding	$24,815,521	$2,763,444

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances, January 1, 2007	24,615,521	$3,182	$707,551	$(639,231)
Issuance for Services	200,000	80,000

Balances, December 31, 2007	24,815,521	$83,182	$790,733	$(837,169)
See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows
Year Ended December 31st

	Year Ended
	2007	2006

Cash flows from operating activities:
Net loss	$(837,169)	$(396,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	80,000	12,775
Forgiveness of interest		6,445
Depreciation	1,679	794
Impairment loss — Technology License	150,000
Changes in operating assets and liabilities:
Prepaid legal	2,500	(2,500)
Security deposit		(2,200)
Advances	10,000	10,000
Accrued compensation — officers, directors and consultants	229,199	70,888
Other accrued expenses	137,310	(36,762)
Net cash used in operating activities	(226,481)	(337,499)

Cash flows from investing activities:
Purchases of equipment		(11,663)
Net cash used in investing activities		(11,663)

Cash flows from financing activities:
Proceeds from promissory notes	220,000	375,000
Repayment of stockholders loans		(22,500)
Net cash provided by financing activities	220,000	352,500

Net increase (decrease) in cash	51	3,338
Cash at beginning of year
Cash at end of year	$51	$3,338

Supplemental disclosure of noncash investing and financing activities:
Common Stock issued for services	$80,000
See notes to financial statements.

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements
Note 1 — Organization
GLOBAL CLEAN ENERGY, Inc. (“GLOBAL CLEAN ENERGY”) was incorporated in Colorado on December 3, 1999. Prior to July 2004, GLOBAL CLEAN ENERGY through its subsidiary, Panache, Inc. (“Panache”), operated as a women’s fashion apparel wholesaler in Colorado. On August 16, 2006, GLOBAL CLEAN ENERGY elected new officers and directors. On November 8, 2007, GCE’s state of incorporation was changed from Colorado to Maryland. This change was approved at an annual meeting of stockholders on November 6, 2007, and the change was effective November 13, 2007. At the same time, the Company changed its name to Global Clean Energy, Inc. from Newsearch, Inc. The Company is operating from leased offices in Aurora, Colorado for corporate and administrative purposes.
We are offering innovative pyrolitic steam reforming and other molecular reformation technologies that convert carbonaceous wastes or low-cost fuels to energy in the form of synthesis gas, electricity or liquid fuels. We initially are featuring a patented pyrolitic steam reforming technology that has been developed over the past ten years and has undergone extensive testing on a wide variety of feedstock. The patent and associated proprietary processes are held by BioConversion Technologies, LLC (“BCT”). GLOBAL CLEAN ENERGY has marketing and supply rights from BCT and uses the technology to develop clean energy projects. The Company recorded an impairment loss of $150,000 for its BCT technology license during the quarter ended September 30, 2007 as it was not satisfied with the progress of the development of a workable commercial application of the BCT Technology. We are also investing in complementary technologies that will expand the range of waste-to-energy molecular reformation applications.
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. GLOBAL CLEAN ENERGY has an accumulated deficit of $837,169 as of December 31, 2007. We have been exploring sources to obtain additional equity or debt financing to implement our business model.
Note 2 — Summary of Significant Accounting Policies
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
Impairment of Long-Lived Assets
GLOBAL CLEAN ENERGY records impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements
Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.
Stock-Based Compensation
GLOBAL CLEAN ENERGY accounts for stock-based compensation in accordance with SFAS No. 123(R) Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and subsequently modified.
During the years ended December 31, 2007 and 2006, there were no stock options granted or outstanding.
Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2007 and 2006, GLOBAL CLEAN ENERGY did not have any components of comprehensive income (loss) to report.
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
Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of GLOBAL CLEAN ENERGY, unless the effect is to reduce a loss or increase earnings per share. GLOBAL CLEAN ENERGY had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. GLOBAL CLEAN ENERGY does not expect the application of FIN 48 to have a material affect on its financial statements.

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. GLOBAL CLEAN ENERGY does not expect the application of SFAS No. 157 to have a material affect on its financial statements.
Note 3 — Technology License
The Company has obtained marketing and supply rights from BioConversion Technologies, LLC (“BCT”) and uses this technology to develop clean energy projects. This technology license, which the Company acquired through its assignment agreement with EnviroClean Energy Corporation (“EEC”), features an innovative pyrolitic steam reforming and other molecular reformation technologies that convert carbonaceous wastes or low-cost fuels to energy in the form of synthesis gas, electricity or liquid fuels. We issued EEC 375,000 shares of our common stock in December 2006 for the assignment of all of its rights, title and interest in this gasification technology held by BCT’s U.S. patent (# 6,863,878). For purposes of this transaction, these shares were valued at $.40 per share, or $150,000, based primarily on the fact that EEC previously paid BCT $150,000 for this technology license. The Company recorded an impairment loss of $150,000 for its BCT technology license during the quarter ended September 30, 2007 as it was not satisfied with the progress of the development of a workable commercial application of the BCT Technology.
Intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if an intangible assets carrying amount exceeds its implied fair value.
Note 4 — Borrowings
GLOBAL CLEAN ENERGY had three promissory notes totaling $350,000 with Vision Capital Partners AA Ltd. (“Vision Capital”), a related party. In November 2006, we issued 23,333,333 shares of our common stock in exchange for the conversion of these notes. These shares were issued at a purchase price of $.015 per share. Vision Capital instructed us that the shares it received should be issued to GLOBAL CLEAN ENERGY’s officers and directors and in part, to its own investors. The notes accrued interest at 7.5% per annum and we recorded $6,445 of interest expense. Vision Capital forgave the interest at conversion and we recorded this amount as a capital contribution.
In December 2006, we issued 75,000 shares of our common stock in exchange for the conversion of a $25,000 promissory note. These shares were issued at a purchase price of $.33 per share.
GLOBAL CLEAN ENERGY had two unsecured loans totaling $75,750 at December 31, 2005 with a former officer and shareholder. The loans were settled for cash payments of $22,500 in 2006. We recorded this $53,250 debt forgiveness as a capital contribution. The loans ceased accruing interest in 2004 when the terms of repayment were previously modified.
In 2007, GLOBAL CLEAN ENERGY obtained three unsecured loans which were due in one year, each with an interest rate of 7.5%. The first loan was executed in March 2007 between the Company and Vision Capital Partners in the amount of $100,000, the second loan was executed in August 2007 between the Company and Profit Consultants in the amount of $75,000, the third loan was executed in October 2007 between the Company and Profit Consultants in the amount of $75,000. On March 27, 2008 as a subsequent event all three notes were converted to common stock at a conversion price of $1.00 for a total of 263,200 shares which included accrued interest.

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements
Note 5 — Stockholders’ Equity
Common Stock
In November 2006, we issued Vision Capital, a related party, 23,333,333 shares of our common stock for the conversion of three promissory notes totaling $350,000. These shares were issued at a purchase price of $.015 per share. Vision Capital instructed us that the shares it received should be issued to GLOBAL CLEAN ENERGY’s officers and directors and in part, to its own investors.
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
GLOBAL CLEAN ENERGY is authorized to issue 300,000,000 shares of $.001 par value common stock. We have 24,815,521 shares of our common stock issued and outstanding at December 31, 2007. Dividends may be paid on the outstanding shares as declared by our board of directors. Each share of common stock is entitled to one vote.
Preferred Stock
GLOBAL CLEAN ENERGY is authorized to issue 15,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.
Employee Stock Compensation Plans
GLOBAL CLEAN ENERGY has adopted the 2007 Employee Stock Compensation Plan (the “ESC Plan”) and the 2007 Stock Option Plan (the “STOCK Plan”) for its employees, officers, directors and consultants. We have reserved a maximum of 5,000,000 shares of common stock to be issued under the ESC Plan and 5,000,000 shares of common stock to be issued upon exercise of options granted under the STOCK Plan. The plan will expire June 12, 2017. No options are outstanding at December 31, 2007.
Note 6 — Income Taxes
GLOBAL CLEAN ENERGY recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements
GLOBAL CLEAN ENERGY incurred no income taxes for the years ended December 31, 2007 and 2006. The expected income tax benefit for the years ended December 31, 2007 and 2006 is approximately $160,000 and $80,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.
Net operating loss carryforwards of approximately $837,000 at December 31, 2007 are available to offset future taxable income, if any, and expire in 2026. This results in a net deferred tax asset of approximately $160,000 at December 31, 2007. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.
The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.
Note 7 — Commitments and Related Party Transactions
GLOBAL CLEAN ENERGY leased corporate offices in Boulder, Colorado under an operating lease agreement which commenced in October 2006 and expired in October 2007. Rental expense for 2007 was $26,800. GCE did not renew the lease in Boulder, Colorado and moved to its existing corporate offices in Aurora, Colorado on a month-to-month basis for $500 per month. GLOBAL CLEAN ENERGY utilized the office of our former president in 2005 and 2006 for corporate and administrative purposes.
Note 8 — Subsequent Events
On March 27, 2008 the company converted 3 notes totaling $263,200 for 263,000 shares of common stock at a $1.00 conversion price.
On January 20, 2008 the company executed a promissory note in the amount of $100,000 which pays interest at 7.5% per annum for one year.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1
November 7, 2007 Agreement and Plan of Merger between Newsearch, Inc. and Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on May 7, 2007).

3.2	Bylaws of Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000).

10.1	The 2002 Compensatory Stock Option Plan (Incorporated by reference to the Company’s Form 8-K filed with the Commission on May 20, 2003).

10.2	The 2002 Employee Stock Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2003).

10.3	2007 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007).

10.4
$200,000 7.5% Promissory Note dated August 18, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.5
$100,000 7.5% Promissory Note dated September 22, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.6
$50,000 7.5% Promissory Note dated December 15, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.7
License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007).

10.8
$100,000 7.5% Promissory Note dated March 8, 2007, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on May 7, 2007).

10.9
$75,000 7.5% Promissory Note dated August 16, 2007, payable to Profit Consultants, Inc. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006).

Exhibit
Number	Exhibit Description

10.10
$75,000 7.5% Promissory Note dated October 20, 2007, payable to Profit Consultants, Inc.(Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.11
$100,000 7.5% Promissory Note dated January 20, 2008 between the Company and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 filed with the Commission on November 17, 2004).

21	Description of Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

*	Filed herewith.