Form 10KSB/A
period 2007-12-31
GLOBAL CLEAN ENERGY, INC.
filed 2008-05-07
CIK 751406

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

EXPLANATORY NOTE
This amendment to the Company’s Form 10-KSB filed on May 6, 2008 for the fiscal year ended December 31, 2007 is being filed to correct unintentional typographical errors in the Company’s Statement of Operations. All other items remain unchanged from the original filing.

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

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations
Year Ended December 31,

	2007	2006

Costs and expenses:
Compensation — officers, directors and consultants	$364,168	$193,050
Professional fees	240,471	128,253
General and administrative	71,167	68,397
Impairment loss — technology license	150,000
Depreciation	1,679	794
Interest	9,684	6,445

Net loss applicable to common shareholders	$(837,169)	$(396,939)

Basic and diluted net loss per common share	(.03)	(.14)

Weighted average number of common shares outstanding	$24,815,521	$2,763,444

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