Form 10-Q
period 2008-03-31
GLOBAL CLEAN ENERGY, INC.
filed 2008-05-15
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File No.: 0-30303
GLOBAL CLEAN ENERGY, INC.
(Exact name of registrant as specific in its charter)

MARYLAND	84-1522846

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)
3095 S. Parker Rd. #200, Aurora, Colorado 80014
(Address of Principal Executive Offices)
(720) 213-1287
(Issuer’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 15, 2008: 25,078,721 shares.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)
March 31, 2008

ASSETS

Current assets:
Cash	$21,710

Total assets	$21,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued compensation - officers, directors and consultants	$412,968
Accrued expenses	61,550
Promissory Note	100,000

$574,518

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized - 15,000,000 shares; issued - none	—
Common stock; $.001 par value; authorized - 300,000,000 shares; issued and outstanding - 25,078,721 shares
Additional paid-in capital	1,053,933
Accumulated deficit	(1,606,741)

$(552,808)

Total liabilities and stockholders’ deficit	$21,710

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Costs and expenses:
Compensation - officers, directors and consultants	$52,500	$116,500
Professional fees	$38,400	$69,777
General and administrative	$29,604	$29,993
Repayment of Advances	$10,000	0
Depreciation	0	$793
Interest	$337	$473

Net loss applicable to common shareholders	$(130,841)	$(217,536)

Basic and diluted net loss per common share**	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	25,078,721	24,614,521

**	Less than $(.01) per share
See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(130,841)	$(217,536)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation	0	794
Changes in operating assets and liabilities:
Prepaid legal	0	3,200
Accrued compensation - officers, directors and consultants	52,500	78,709
Other accrued expenses	0	43,156

Net cash used in operating activities	(78,341)	(98,077)

Cash flows from investing activities:
Purchases of equipment

Net cash used in investing activities		$0

Cash flows from financing activities:
Proceeds from promissory note	100,000	100,000
Repayment of promissory note

Net cash provided by financing activities	100,000	100,000

Net increase in cash	21,659	1,923
Cash at beginning of year	51	3,338

Cash at end of period	$21,710	$5,261

Supplemental disclosure of cash flow information:
Cash paid for interest		$0

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.
2. Promissory Note
On January 20, 2008, Profit Consultants Inc. loaned to the company the amount of $100,000, which accrues interest at 7.5% per annum for one year.
On March 27, 2008, the company converted 3 notes totaling $263,200 into 263,200 shares of common stock at a $1.00 per share conversion price.
3. Related Party Transactions
During the quarter, we paid legal fees totaling $8,400.00 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.
4. Subsequent Events
There were no subsequent events in the quarter ended March 31, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The term “GCE”, “Company”, “we”, “our”, and “us” refer to Global Clean Energy, Inc., unless the context suggests otherwise.
Forward Looking Statements
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB as of December 31, 2007. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
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
GCE has entered into an agreement with Cascades Group of Canada (“Cascades”), granting it the right to use Cascades’ vast Design/Build, Engineer, Procure and Construct system (“EPC”) and technology experience to develop independent waste-to-green energy conversion projects. GCE has, and will continue to invest in, and partner with other technology developers both interested in, and presently working on, expanding the number and range of waste-to-energy molecular reformation applications. To do this, GCE plans to source the most appropriate technology for specific applications, and will use private banking and public finance expertise to develop financing structures aimed at minimizing project funding requirements.
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
GCE is initially targeting the mid-range (5 to 100 megawatt equivalent) converted energy production market. It plans to target projects that utilize low or negative-cost fuels, such as poor quality coal, municipal solid waste, sewage sludge, tires, wood and other waste and Cellulose biomass, and will concentrate on industrial and municipal projects where most of the resulting energy can be used on-site, with the surplus sold to the pipeline or grid. These projects can be quickly sited and permitted and also offer the greatest potential for entering into energy saving contracts and earning emission reduction credits. Initial marketing emphasis will be on projects in the United Kingdom, the United States and Canada, where, to our knowledge, no company has established a leadership position in this “inside-the-fence” energy supply area and the field is wide open for a significant share of the market for on- site plants.

A. MARKET OPPORTUNITIES
THE UK COAL OPPORTUNITY
GCE has an agreement with UK Coal to help empty a very large slurry lake in Pontifract, South Yorkshire, UK. The lake is over 200 feet deep and contains 3.7 million tons of coal slurry. Pursuant to the agreement, GCE intends to start dredging operations on site in July 2008 to start removing the coal fines. UK Coal will pay $10 for each ton removed. The recovered coal fines will belong to UK coal.
THE PLAYERS
UK Coal PLC
UK COAL PLC (“UKC”) is one of Britain’s largest producers of coal, supplying around 7% of the country’s energy needs for electricity generation. The Group has four deep mines located in Central and Northern England with substantial reserves and employs 3,500 people. It has seven active surface mines and has received planning permission for a further site. Total surface mining coal reserves, including current projects and projects in the planning stage, are approximately 97 million tons. With substantial land and property interests, UK COAL develops and regenerates brownfield sites, manages business parks on former mine sites and manages a substantial agricultural portfolio of land and buildings.
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
UKC is an attractive strategic partner, as it has millions of tons of available coal slurry sitting in lagoons at its headquarter site near Doncaster in North East England that it needs to eliminate and, which is an excellent fuel source for the Pulse Steam Reforming (“PSR”) technology. Furthermore, UKC has hundreds of acres of land that it needs to reclaim, and that is available for GCE to site its First Plant (defined below). Additionally, UKC represents that it possesses or will possess all relevant and necessary permits for GCE to build and operate its PSR technology, which should save months of time and costs that would otherwise be required in planning and meeting regulatory requirements. GCE is also being supported by NISP, a UK Government department under the Department of Trade and Industry, to push this project to a speedy and successful start.
By virtue of a Memorandum of Understanding, GCE has agreed to assist UKC remove and process the slurry and coal fines from the lagoons, by providing it access to proprietary technology developed for this task. Provided the slurry and coal fines retrieved are of sufficient quality, they will be able to be processed by small, on-site gasifiers. Initial testing by UKC indicates the slurry and fines are likely to produce approximately 45 gallons of ethanol per ton of feedstock.

GCE’s primary site at Kellingley will have the ability to process 100 tons per day (“tpd”) of coal slurry and other feedstock. These other feedstock alternatives will include plastics (including car fluff), tires, sewage cake, municipal waste (paper and cardboard), disposal diapers and biomass (e.g., corn stalks, sugar beet and paper mill pulp).
THE UK COAL PROJECT
Phase 1: Cyclone dredging process
The first phase in processing the coal slurry located in the UKC lagoons is a Cyclone Dredging process, which uses machinery designed to (i) extract liquid containing coal fines and slurry currently in suspension in the lagoons, (ii) separate the water from the coal fines and slurry and (iii) convert the same into “dry” slurry. This “dry” slurry will be stored at an alternative location to be provided prior to its transfer to the First Plant for processing.
Phase 2: Treatment & Conversion
Contemporaneous with the slurry removal and its conversion into “dry” slurry, GCE will undertake to design, develop, construct and implement a plant (“First Plant”) aimed at treating and converting the “dry” slurry into appropriate hydrocarbon fuel, as required by UKC and other potential customers in the surrounding area.
This First Plant will be made up of one (1) 100-tpd gasifier, linked to a gas cleaning plant, and one (1) “gas-to-liquids” unit for the conversion of the gasifiers’ syngas end product, thus allowing GCE to achieve ethanol production and subsequently test multiple feedstock on it.
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
This First Plant would be intended to enable GCE to process different feedstock in order to confirm the financial advantages of producing syngas and ethanol, as well as to confirm in what proportions they can be produced. Once running, this First Plant may be eligible for government green credits, which may result in the value of syngas exceeding that of ethanol, depending upon its price.
Phase 3: Processing Alternative Feedstocks
After the First Plant is up and running, of which there is no assurance, GCE intends to build a second plant, which will be used to process alternative feedstock including untreated mine head coal and sewage waste, an attractive and profitable stock given that it carries a “tipping” fee and may be eligible for the UK Government’s Renewable Obligation Certificates (“ROC’s”).
The most likely use for the syngas by-product produced by this plant will be by UKC’s power generation plant to supply power to the UK Grid.
A third plant would most likely be used to process plastics tires and sewage cake, which all carry high tipping fees and substantial green credit in the case of sewage.
Plan of Operation
We currently plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock or other securities, until such time, if any, as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We can provide no assurances that we will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. We believe we will need financing within three months to continue our business plan and operations.

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
Results of Operations
FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006
During the quarter ended March 31, 2008, we incurred a net loss of $130,841 compared to a net loss of $217,536 during the quarter ended March 31, 2007. The decrease in net loss of $86,695 is due to the fact that the Company streamlined operations during the quarter ended March 31, 2008 and less rent and consulting fees were paid during this period. During the quarter ended March 31, 2008, the Company paid compensation and professional fees equal to $90,900, which related primarily to the development of the Company’s business plan and costs associated with being a public company. Also during the quarter ended March 31, 2008, the Company paid general and administrative expenses of $29,604, which included rent, telephone, travel and other office costs.
Liquidity and Capital Resources
As of March 31, 2008, we had $21,710 in cash and $574,518 in current liabilities. For the three months ended March 31, 2008, we used $78,341 of cash in operating activities and our working capital deficit was $1,606,741. This deficit resulted from start-up expenses related to our business plan. Total assets were $21,710 at March 31, 2008. The stockholders’ deficit was $552,808 at March 31, 2008. We had limited operations and incurred net losses of $130,841 for the three months ended March 31, 2008. We have not generated any revenues from operations.
We have yet to begin construction of BOO plants or ethanol producing plants. Since August 2006, we have been engaged in organizational activities, including developing a strategic operating plan, entering into a license agreement and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. Management anticipates beginning construction of a plant within the next 12 to 18 months and expects to complete the project within the next 36 to 42 months. Management plans to raise additional funds through project financings or through future sales of our common stock or other securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever it deems it appropriate, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.
To date, we have financed our operations through the combination of equity and debt financing, loans from related parties, and the issuance of shares of our common stock as payment for services rendered to us by third parties. In the future we may have to issue shares of our common stock and warrants or other securities in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services, and public relations services). We do not intend to pay dividends to shareholders in the foreseeable future.
In order for our operations to continue, we will need to generate revenues from our intended operations sufficient to meet our anticipated cost structure. We may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned BOO plants and bio-refinery projects.

To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt or other securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2008 to December 2008 will approximate roughly $750,000, excluding engineering costs related to the development of our BOO plants.
If we do not raise additional capital, or we are otherwise unable to obtain additional financing, or begin to generate revenues from our intended operations, we may have to scale back or postpone the preliminary engineering design and permitting for our initial facility until such financing is available.
Off-Balance Sheet Arrangements
We have no off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Item 4T. Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.
This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Change in Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not party to any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
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

Exhibit
Number	Exhibit Description

10.6	March 27, 2008 Agreement converting the March 21, 2007 $100,000 7.5% Promissory Note payable to Vision Capital Partners AA Ltd. into shares of the Company’s common stock.*

10.7	March 27, 2008 Agreement converting the August 16, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.*

10.8	March 27, 2008 Agreement converting the October 20, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.*

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

GLOBAL CLEAN ENERGY, INC.
Date: May 15, 2008	By:	/s/ John J, Grob
John J. Grob, President

Date: May 15, 2008	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description

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

10.6	March 27, 2008 Agreement converting the March 21, 2007 $100,000 7.5% Promissory Note payable to Vision Capital Partners AA Ltd. into shares of the Company’s common stock.*

10.7	March 27, 2008 Agreement converting the August 16, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.*

10.8	March 27, 2008 Agreement converting the October 20, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.*

10.9
$100,000 7.5% Promissory Note dated January 20, 2008 between the Company and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

*	Filed herewith.

(1)	(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).