Form 10-Q
period 2008-06-30
GLOBAL CLEAN ENERGY, INC.
filed 2008-07-09
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File No.: 0-30303
GLOBAL CLEAN ENERGY, INC.
(Exact name of registrant as specific in its charter)

MARYLAND	84-1522846

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1241 S. Parker Rd. #201, Denver, Colorado 80023
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2008: 25,378,721 shares.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)
June 30, 2008
ASSETS

Current assets:
Cash	$35,903

Other assets:
Cyclonic Dredging Pump Rights and Patent	450,000

Total assets	$485,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued compensation — officers, directors and consultants	$412,968
Accounts payable	44,783
Other accrued expenses	61,550
Promissory Note	225,000

744,301

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized – 15,000,000 shares; issued — none
Common stock; $.001 par value; authorized – 300,000,000 shares; issued and outstanding – 25,378,521 shares
Additional paid-in capital	1,503,933
Accumulated deficit	(1,762,331)
(258,398)

Total liabilities and stockholders’ deficit	$485,903

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Costs and expenses:
Compensation — officers, directors and consultants	$58,100	$162,533	$110,600	$279,033
Professional fees	14,328	93,037	52,728	162,814
General and administrative	40,973	16,929	70,577	46,922
Depreciation	0	619	0	1,412
Interest and bank charges	255	1,869	592	2,342

Net loss applicable to common stockholders	$(113,656)	$(274, 987)	$(234,497)	$(492,523)

Basic and diluted net loss per common share **	$(.01)	$(.01)	$(.01)	$(.02)

Weighted average number of common shares outstanding	25,378,721	24,715,521	25,078,721	24,665,522

**	Less than $(.01) per share
See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(234,497)	$(492,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and acquisition	450,000	80,000
Depreciation		1,412
Loss on sale of equipment		1,752

Changes in operating assets and liabilities:
Advances	$(10,000)
Accounts Payable	44,783
Prepaid legal		2,500
Accrued compensation — officers, directors and consultants	10,566	158,036
Other accrued expenses		142,324

Net cash used in operating activities	(189,148)	(106,499)

Cash flows from investing activities:
Proceeds from sale of equipment		3,161

Net cash used in investing activities		3,161

Cash flows from financing activities:
Proceeds from promissory note	225,000	100,000
Repayment of promissory note

Net cash provided by financing activities	225,000	100,000

Net increase (decrease) in cash	38,852	(3,338)
Cash at beginning of year	51	3,338

Cash at end of period	$35,903	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for services and acquisition	$450,000	$80,000

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.
2. Promissory Notes
On April 25, 2008 Profit Consultants, Inc. loaned to the Company the amount of $125,000, which accrues interest at 7.5% per annum. Repayment of this entire note is due on April 25, 2009.
On January 20, 2008 Profit Consultants, Inc. loaned the Company the amount of $100,000 which accrues interest at 7.5% per annum. Repayment of this entire note is due January 20, 2009.
3. Common Stock
On June 26, 2008, the Company issued 300,000 shares of restricted common stock as consideration for the assignment from the consulting physicist of any and all rights of that physicist in and to the proprietary cyclonic dredging pump developed by the Company. On June 30, 2008 the Company filed a patent application for this proprietary cyclonic dredging pump. Based on a recent (May 2008) private sale of restricted shares of the Company’s common stock at $1.50 per share between a stockholder and another party, which was the most recent transaction in the Company’s common stock of which the Company is aware, the shares issued were valued at $1.50 per share.
4. Related Party Transactions
During the second quarter, we paid legal fees totaling $4,500 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.
5. Subsequent Events
There were no subsequent events in the quarter ended June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Forward Looking Statements
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB for the period ended December 31, 2007. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
•	the availability and adequacy of our cash flow to meet our requirements;
•	economic, competitive, demographic, business and other conditions in our local and regional markets;
•	changes or developments in laws, regulations or taxes in the ethanol or energy industries;
•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in the ethanol industry;
•	the failure to obtain or loss of any license or permit;
•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;
•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;
•	the ability to carry out our business plan and to manage our growth effectively and efficiently;
•	the failure to manage any foreign exchange risk adequately;
•	a general economic downturn or a downturn in the securities markets; and
•	risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB for the period ended December 31, 2007.
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
Business Overview
The mission of Global Clean Energy, Inc. (the “Company”) is to become a leading worldwide supplier of mid-sized waste-to-energy conversion solutions capable of Reforming Environmental Salvage into Clean Useable Energy, through the use of its proprietary R.E.S.C.U.E systems.
Recent Events
A number of significant events have occurred in the Company’s business operations during the second quarter 2008.
The Company, with the assistance of one of its consultants and Cascades Engineering Ltd. (“Cascades”), designed, fabricated and tested three steel pumps of varying sizes at the pulp and paper waste-water facilities in Kignsey Falls, Quebec. These units were then shipped to England for pre-trial testing on coal slurry at the UK Coal plc (“UK Coal”) Prince of Wales mine site in Pontefract, Yorkshire, UK.

The Company, a UK Coal mining crew and a senior Cascades engineer conducted and filmed numerous tests on various sites of the slurry lagoon, measuring the pumps’ performance in various configurations and depths. As per our agreement with UK Coal, the machinists, compressors, cranes, pipes, fittings and rolling stock required to set up and run these tests were all provided by UK Coal. These tests were successful, and as a result, the Company is now proceeding with Phase I of the UK Coal project, and, following a three-year process to identify and obtain the best technology to recover coal fines located in the slurry at the Prince of Wales Lagoon, on June 26, 2008 the Company acquired any third-party rights to a cyclonic air dredging pump, the Æolus Pump, for which it filed a patent application with the US Patent and Trademark Office on June 30, 2008.
While in the United Kingdom, the Company and UK Coal had discussions regarding the development of Phase II of the UK project, including visits to the site of the future gasification pilot plant to be installed at the Kellingley Colliery. In addition, the Company continued its discussions with a technology provider to commence the final analysis of the coal fines to be processed at the gasification plant.
Effective July 1, 2008, John Grob, the Company’s president, transitioned to a full-time employee from being a full-time consultant, at the same existing salary level. He will be joined by Professor Philip Azimov, who will act as Chief Technical Officer. Professor Azimov, a nuclear physicist who is a Professor at Vanier College, will be responsible for liaising between UK Coal and Cascades on both projects, and will oversee the technical development of the gasification plants.
As a result of the successful testing of the Company’s pumps, and the pumps’ inherent safety in underwater applications due to a design which has no moving parts or electrical components, both UK Coal and the Company believe that our pump has applications beyond the dredging process, and has significant global potential for various mining operations. Additional tests in varying applications will be undertaken during the third quarter 2008 with the help and support of UK Coal.
Strategic Plan
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

Results of Operations
SECOND QUARTER 2008 – During the three and six-month periods ended June 30, 2008, we incurred a net loss of $113,656 and $234,497, respectively. Our expenses have been consistent with the increased frequency of our travels to England, the finalization of our operational plans with UK Coal and the development of our proprietary pump system. Our pump technology not only fulfills our requirements under our UK Coal projects, but also offers other potential sources of revenue as we develop different pump systems.
SECOND QUARTER 2007 – During the three and six-month periods ended June 30, 2007, we incurred a net loss of $274,987 and $492,523, respectively. These expenses consisted of professional fees related primarily to the implementation and development of the Company’s business, general and administrative expense, including compensation of outside consultants and officers and directors, rent, telephone, travel and other office costs.
Liquidity and Capital Resources
As of June 30, 2008 we had $35,903 in cash and $744,301 in current liabilities. For the three months ended June 30, 2008, we spent $113,656 for operating activities. Total assets were $485,903 at June 30, 2008, due to the acquisition and patent filing of the aforementioned pumping unit. We have not generated any revenues from operations to date.
The dredging segment of our business activities has been ongoing, and the Company has completed the testing of its proprietary cyclonic pump at UK Coal’s Prince of Wales mines site at Pontefract, located in Yorkshire, UK. As a result, and subject to any unforeseen developments, the Company anticipates beginning cash flow generating operations during the third quarter of 2008. The revenue generated as a result of these operations should provide significant cash flow to meet the Company’s financial requirements.
Notwithstanding the preceding paragraph, the Company will require additional debt or equity financing or a combination of both in order to begin the construction of the “Build-Own-Operate” (“BOO”) plants pursuant to the Company’s agreement with UK Coal. Management anticipates beginning construction of a plant within the next 12 to 18 months, and expects to complete the project within the next 36 to 42 months. Management plans to raise additional funds through project financings or through future sales of our common stock or other securities, until such time as our revenues are sufficient to meet our cost structure, and to ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Wherever it deems it appropriate, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.
To date, we have financed our operations through the combination of equity and debt financing, loans from related parties, and the issuance of shares of our common stock as payment for services rendered to us by third parties. In the future we may have to issue shares of our common stock and warrants or other securities in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We do not intend to pay dividends to shareholders in the foreseeable future.
In order for our operations to continue, we will need to generate revenues from our intended operations sufficient to meet our anticipated cost structure. We may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned BOO plants and bio-refinery projects.
To ensure sufficient funds to meet our future needs for capital, from time to time we will evaluate opportunities to raise financing through some combination of the private sale of equity, or the issuance of convertible debt or other securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2008 to December 2008 will approximate roughly $750,000, excluding engineering costs related to the development of our BOO plants.

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
Item 4T. Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.
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

PART II – OTHER INFORMATION
Item 6. Exhibits
Exhibit Index

Exhibit
Number	Exhibit Description

2.1	November 7, 2007 Agreement and Plan of Merger between Newsearch, Inc. and Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on May 7, 2007).

3.2	Bylaws of Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000).

10.1	2007 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007).

10.2	$200,000 7.5% Promissory Note dated August 18, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.3	$100,000 7.5% Promissory Note dated September 22, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.4	$50,000 7.5% Promissory Note dated December 15, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.5	License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007).

10.6	March 27, 2008 Agreement converting the March 21, 2007 $100,000 7.5% Promissory Note payable to Vision Capital Partners AA Ltd. into shares of the Company’s common stock.

10.7	March 27, 2008 Agreement converting the August 16, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.

10.8	March 27, 2008 Agreement converting the October 20, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.

10.9	$100,000 7.5% Promissory Note dated January 20, 2008 between the Company and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).

10.10	Memorandum of Understanding between Global Clean Energy, Inc. and UK Coal Mining Limited of Harworth Park, dated April 7, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

Exhibit
Number	Exhibit Description

10.11	Memorandum of Understanding between Global Clean Energy, Inc. and UK Coal Mining Limited of Harworth Park, dated April 7, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.12	April 24, 2008 Purchase Order Between Global Clean Energy, Inc. and Cascades Engineering & Projects Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.13	Assignment Agreement between Global Clean Energy, Inc. and Philip Azimov dated June 26, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2008).

10.14	April 25, 2008 Promissory Note between Global Clean Energy, Inc. and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 0-30303).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY, INC.
Date: July 8, 2008	By:	/s/ John Grob
John Grob, President

Date: July 8, 2008	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description

2.1	November 7, 2007 Agreement and Plan of Merger between Newsearch, Inc. and Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on May 7, 2007).

3.2	Bylaws of Global Clean Energy, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form 10SB-12G filed with the Commission on April 12, 2000).

10.1	2007 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007).

10.2	$200,000 7.5% Promissory Note dated August 18, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.3	$100,000 7.5% Promissory Note dated September 22, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.4	$50,000 7.5% Promissory Note dated December 15, 2006, payable to Vision Capital Partners AA Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.5	License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007).

10.6	March 27, 2008 Agreement converting the March 21, 2007 $100,000 7.5% Promissory Note payable to Vision Capital Partners AA Ltd. into shares of the Company’s common stock.

10.7	March 27, 2008 Agreement converting the August 16, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.

10.8	March 27, 2008 Agreement converting the October 20, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock.

10.9	$100,000 7.5% Promissory Note dated January 20, 2008 between the Company and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).

10.10	Memorandum of Understanding between Global Clean Energy, Inc. and UK Coal Mining Limited of Harworth Park, dated April 7, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

Exhibit
Number	Exhibit Description

10.11	Memorandum of Understanding between Global Clean Energy, Inc. and UK Coal Mining Limited of Harworth Park, dated April 7, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.12	April 24, 2008 Purchase Order Between Global Clean Energy, Inc. and Cascades Engineering & Projects Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.13	Assignment Agreement between Global Clean Energy, Inc. and Philip Azimov dated June 26, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2008).

10.14	April 25, 2008 Promissory Note between Global Clean Energy, Inc. and Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

*	Filed herewith.

(1)	(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).