Form 10-Q
period 2008-09-30
GLOBAL CLEAN ENERGY, INC.
filed 2008-11-13
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-30303
GLOBAL CLEAN ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-1522846
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1241 S. Parker, #201, Denver, Colorado	80231

(Address of Principal Executive Offices)	(Zip Code)
(303) 369 5562
(Issuer’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,378,721 shares of common stock, par value $0.001 per share, as of September 30, 2008.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL CLEAN ENERGY, INC.
Balance Sheet

	As of	As of
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$27,170	$51

Other assets:
Cyclonic Dredging Pump Rights and Patent	450,000	—

Total assets:	$477,170	$51

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances	$—	$10,000
Accrued compensation — officers, directors and consultants	412,968	364,168
Accounts payable	44,625	—
Promissory notes	450,000	250,000
Accrued expenses	—	61,550

	$907,593	$685,718

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized — 15,000,000 shares; issued — none	—	—
Common stock; $.001 par value; authorized — 300,000,000 shares; issued and outstanding — 25,378,521 shares as of September 30, 2008; 24,815,521 as of December 31, 2007	25,378	24,815

Additional paid-in capital	1,475,555	765,918
Accumulated deficit	(1,934,356)	(1,476,400)

Total liabilities and stockholders’ deficit:	$477,170	$51

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Costs and expenses ($):

Compensation: officers, directors and consultants	134,962	68, 135	245,562	347,168
Professional fees	74,194	42,657	126,922	205,471
General and administrative	23,684	14,179	94,261	61,101
Impairment loss-Technology license	—	150,000	—	150,000
Depreciation	—	267	—	1,679
Interest and bank charges	893	2,584	1,485	4,926

Net loss applicable to common stockholders	(233,733)	(277,822)	(468,230)	(770,345)

Basic and diluted net loss per common share **	(.01)	(.01)	(.02)	(.03)

Weighted average number of common shares outstanding	25,378,721	24,815,521	25,378,721	24,715,521

**	Less than $(.01) per share
See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities ($):

Net loss	$(468,230)	$(770,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and acquisition	450,000	80,000
Depreciation	—	1,679
Loss on sale of equipment	—	1,752
Impairment loss-technology license	—	50,000

Changes in operating assets and liabilities:

Advances	—	10,000
Accounts Payable	44,625	—
Prepaid legal	—	2,500
Accrued compensation — officers, directors and consultants	225,724	211,699

Other accrued expenses	—	131,234
Net cash used in operating activities	(197,881)	(181,481)

Cash flows from investing activities:
Proceeds from sale of equipment	—	3,161

Net cash used in investing activities	—	3,161

Cash flows from financing activities:
Proceeds from promissory notes	225,000	175,000
Repayment of promissory note	—	—
Net cash provided by financing activities	225,000	175,000

Net (decrease) in cash	27,119	(3,320)
Cash at beginning of year	51	3,338
Cash at end of period	27,170	18

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Supplemental disclosure of noncash investing and financing activities
Common stock issued for services and acquisition	300,000	80,000

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial statements of Global Clean Energy, Inc., a Maryland corporation (the “Company”, “GCE”, “we” or “us”), have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2007.
2. Promissory Notes
On January 20, 2008, Profit Consultants, Inc. (“Profit Consultants”) loaned to the Company the amount of $100,000 in exchange for an unsecured promissory note in the same amount that accrues interest at a rate of 7.5% per annum and is due and payable in full on January 19, 2009.
On April 25, 2008, Profit Consultants loaned to the Company the amount of $125,000 in exchange for an unsecured promissory note in the same amount that accrues interest at a rate of 7.5% per annum and is due and payable in full on April 24, 2009.
On July 10, 2008, Clean Energy Funding, Inc. loaned to the Company the amount of $145,000 in exchange for an unsecured promissory note in the same amount that accrues interest at a rate of 7.5% per annum and is due and payable in full on July 9, 2009.
On August 15, 2008, Vision Capital Partners AA, Ltd. (“Vision Capital”), a related person, loaned to the Company the amount of $80,000 in exchange for an unsecured promissory note in the same amount that accrues interest at the rate of 7.5% per annum and is due and payable in full on August 14, 2009. See Note 4. Related Person Transactions.
3. Currency Conversion
All payables charged and paid by the Company in Canadian dollars during the quarter were converted to US dollars at the rate of 0.96 USD and are shown on the books and financial statements in a US dollar equivalent.
4. Related Person Transactions
During the third quarter, we paid legal fees totaling $6,924 to a law firm of which Mr. Kenneth Adessky, our CFO, Secretary and a Director, is a partner.
As described above in Note 2, on August 15, 2008, Vision Capital loaned to us the amount of $80,000 in exchange for an unsecured promissory note in the same amount that accrues interest at the rate of 7.5% per annum and is due and payable in full on August 14, 2009. Dr. Earl Azimov, Chairman of our board of directors, and Mr. Adessky, our CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.
5. Subsequent Events
There were no subsequent events in the quarter ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Forward Looking Statements
The following is provided to supplement, and should be read in conjunction with, the financial statements of Global Clean Energy, Inc., a Maryland corporation (the “Company”, “GCE”, “we” or “us”) (OTCBB:GCEI), and the accompanying notes included in our Form 10-KSB/A as of December 31, 2007. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:
•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in the ethanol or clean energy industries;

•	Actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the clean energy industry;

•	The failure to obtain or loss of any license or permit;

•	The cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	The energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	The ability to carry out our business plan and to manage our growth effectively and efficiently;

•	The failure to manage any foreign exchange risk adequately;

•	A general economic downturn or a downturn in the securities markets; and

•	Risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB.
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

Business Overview
Our mission is to become a leading worldwide supplier of mid-sized waste-to-energy conversion solutions capable of Reforming Environmental Salvage into Clean Useable Energy, through the use of our proprietary R.E.S.C.U.E systems. We intend to accomplish this mission through (i) the acquisition and licensing of new and proven technologies; (ii) the utilization of our technology relationships; (iii) the use of our service providers and technology specialists, all working as a team to improve upon existing technologies and develop a suite of next-generation technologies in order to remain competitive in the rapidly growing alternative energy sector; and (iv) the exploitation of project and technology development opportunities.
We have entered into an agreement with Cascades Group of Canada (“Cascades”), granting us the right to use Cascades’ vast Design/Build, Engineer, Procure and Construct system (“EPC”) and technology experience to develop independent waste-to-green energy conversion projects. We have, and will continue to invest in, and partner with other technology developers both interested in, and presently working on, expanding the number and range of waste-to-energy molecular reformation applications. To do this, we plan to source the most appropriate technology for specific applications, and will use our private banking and public finance expertise to develop financing structures aimed at minimizing project funding requirements.
We plan to implement our projects by providing Build-Own-Operate (“BOO”) green alternative energy plants to both private and public entities. By using the BOO approach, we relieve our clients from the burden of researching and selecting the technology best suited to their needs and, most importantly, from developing, financing and operating facilities that do not necessarily form part of their core business.
We are initially targeting the mid-range (5 to 100 megawatt equivalent) converted energy production market. We plan to target projects that utilize low or negative-cost fuels, such as poor quality coal, municipal solid waste, sewage sludge, tires, wood and other waste and Cellulose biomass, and will concentrate on industrial and municipal projects where most of the resulting energy can be used on-site, with the surplus sold to a pipeline or grid. These projects can be quickly sited and permitted and also offer the greatest potential for entering into energy-saving contracts and earning emission reduction credits. Our initial marketing emphasis will be on projects in the United Kingdom, the United States and Canada.
Recent Developments
As we previously announced in September 2008, the Financial Industry Regulatory Authority has approved our common stock for quotation on the Over-the-Counter Bulletin Board. Trading of our common stock commenced on October 6, 2008 under the trading symbol “GCEI”.
Also in September 2008, we agreed to terms with our strategic engineering partner, Cascades Engineering Ltd., to start work on the Class 10 Engineering Feasibility Study for the first coal gasification plant to be built at UK COAL PLC’s (“UK Coal”) Kellingley Colliery in Yorkshire, UK. We anticipate that construction on this first plant will commence during the third quarter of 2009, and that the plant will be operational within approximately 18 months thereafter. UK Coal has agreed to buy all the syngas produced for its own power generation requirements. We estimate that the plant will convert 125 tons per day of coal, coal fines and plastic waste to gas. We believe that adding plastic waste, which carries a substantial tipping fee, to the feed mix will result in a negative feed cost for the process, thus increasing profitability for the plant.
The UK currently imports an estimated 40% of gas needed for power production, which is anticipated to rise to 80% by 2020, primarily from Russia. Consequently, we believe our coal to gas technology could have a significant global impact.

Commencement of dredging of the UK Coal slurry lagoon at Prince of Wales mine in Pontifract, Yorkshire, UK is conditioned upon delivery of a cyclonic separator necessary to extract coal fines from the slurry, as well as UK Coal’s receipt of permission to dispose of the waste down an old mine shaft. We have improved our pump in a manner that we anticipate will increase pumping volumes and expedite the slurry extraction.
We conducted additional tests on our proprietary cyclonic air dredging pump and built a number of other prototypes with the goal to increase efficiency. This testing was done at our testing facility at Cascades Engineering Ltd., and in Aroya in southern Texas. We intend to continue testing the increased capacity pump design in the fourth quarter of 2008.
Results of Operations
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
Compensation Expense. During the three months ended September 30, 2008, we incurred compensation expense of $134,962, as compared to $68,135 for the three months ended September 30, 2007. This increase is the result of increased expenses for consultants with respect to the testing, and upgrades of the proprietary cyclonic air dredging pump and preparation for the execution of the dredging contract at UK Coal, as well as continued technology development and investigation.
Professional Fees. During the three months ended September 30, 2008, we incurred professional fees of $74,194, as compared to $42,657 for the three months ended September 30, 2007. This increase is the result of additional expenses incurred with respect to receiving trading ability of our common stock and fees paid to our engineering and legal professionals.
Impairment Loss. During the three months ended September 30, 2008, we did not have any impairment to our technology, as compared to a write-down of $150,000 expensed during the three months ended September 30, 2007 due to an impairment in a technology license.
Net Loss. During the three months ended September 30, 2008, we incurred a net loss of $233,733, as compared to $277,822 for the three months ended September 30, 2007. The decrease in our net operating loss for the three months ended September 30, 2008 is primarily the result of increased operational expenses that were offset by a reduction in impairment loss, as we did not incur any impairment loss expense during the three months ended September 30, 2008.
Our expenses as of September 30, 2008 reflect: (i) the increased frequency of our travels to England; (ii) the further development of our operational plans with UK Coal; and (iii) the development of our proprietary pump system, which we believe not only fulfills our requirements with our UK project, but also may lead to other potential sources of revenue as we develop our pump systems. Additionally, we have begun engineering work on gasification systems and concentrated testing on our pumps under various consistencies and environments. We anticipate most of our expenses going forward will arise from operations and applications to fulfill our commitment to UK Coal and to develop other revenue streams available to us from pumping and renewable energy opportunities.
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
Compensation Expense. During the nine months ended September 30, 2008, we incurred compensation expenses of $245,562, as compared to $347,168 for the nine months ended September 30, 2007. This decrease is the result of reducing the expenses paid to officers, directors and consultants during the nine months ended September 30, 2008.

Professional Fees. During the nine months ended September 30, 2008, we incurred professional fees of $126,922, as compared to $205,471 for the nine months ended September 30, 2007. This decrease is the result of incurring less professional fees during the nine months ended September 30, 2008 because during the nine months ended September 30, 2007 we were in the process of reincorporating from a Colorado entity to Maryland entity, along with addressing several other legal concerns, and we did not have this expense during the same period 2008.
Impairment Loss. During the nine months ended September 30, 2008, we did not have any impairment to our technology, as compared to a write-down of $150,000 expensed during the nine months ended September 30, 2007 due to an impairment in a technology license.
Net Loss. During the nine months ended September 30, 2008, we incurred a net loss of $468,230, as compared to a net loss of $770,345 for the nine months ended September 30, 2007. The reduction in our net operating loss for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 has resulted primarily because we have reduced compensation paid to our officers, directors and consultants, reduced professional fees and did not incur an impairment loss for our technology license during the nine months ended September 30, 2008.
Liquidity and Capital Resources
As of September 30, 2008, we had $27,170 in cash and $907,593 in current liabilities, as compared to $18 in cash and $625,388 in current liabilities as of September 30, 2007. The increase in cash on hand and current liabilities resulted from loans we received during 2008 in exchange for promissory notes, as more fully described in Note 2 to our financial statements.
Total assets were $477,170 at September 30, 2008, as compared to $6,495 at September 30, 2007. The increase in total assets was due primarily to the acquisition and patent filing of the aforementioned pumping unit.
The dredging segment of our business activities has been ongoing, and we have completed the testing of our proprietary cyclonic pump at UK Coal’s Prince of Wales mines site at Pontrefract, located in Yorkshire, UK. As a result, and subject to any unforeseen developments, we expect to begin revenue-generating operations during the fourth quarter of 2008.
Notwithstanding the preceding paragraph, we may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned BOO plants and bio-refinery projects. In addition, we will require additional debt or equity financing or a combination of both in order to continue implementing our business plan and to begin the construction of the BOO plants pursuant to our agreement with UK Coal.
We anticipate beginning construction of our first coal gasification plant within the next 12 to 18 months and expect to complete the project within the next 36 to 42 months. We plan to raise additional funds through project financings or through future sales of our common stock. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

To date, we have financed our operations through the combination of equity and debt financings, loans from related parties, and issuing shares of our common stock as payment for services rendered to us by third parties. In the future, we may have to issue shares of our common stock, preferred stock, warrants, or a combination thereof, in private placement transactions to help finance our operations. We also will consider and evaluate opportunities to raise funds through the issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We do not intend to pay dividends to shareholders in the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.
There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not party to any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	$145,000, 7.5% Promissory Note dated July 10, 2008, payable to Clean Energy Funding, Inc.*

10.2	$80,000, 7.5% Promissory Note dated August 15, 2008, payable to Vision Capital Partners AA, Ltd.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *

32.1	Section 1350 Certification by the Principal Executive Officer *

32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, File No. 0-30303.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007, File No. 0-30303.

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY, INC.
Date: November 12 2008	By:	/s/ John Grob
John Grob, President
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky,
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	$145,000, 7.5% Promissory Note dated July 10, 2008, payable to Clean Energy Funding, Inc.*

10.2	$80,000, 7.5% Promissory Note dated August 15, 2008, payable to Vision Capital Partners AA, Ltd.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer *

32.1	Section 1350 Certification by the Principal Executive Officer *

32.2	Section 1350 Certification by the Principal Financial Officer *

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, File No. 0-30303.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2007, File No. 0-30303.