Form 10KSB/A
period 2007-12-31
GLOBAL CLEAN ENERGY, INC.
filed 2009-02-12
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 2.
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
1241 S. Parker Rd. #201, Denver, CO 80023
(Address of Principal Executive Offices)
303-369-5562
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
Yes ☐ No ☑
State the issuer’s revenues for its most recent fiscal year: $-0-
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 5, 2008 was not determinable because there was no trading market for the registrant’s common stock.
The number of shares of the registrant’s common stock outstanding as of May 5, 2008: 25,078,721 shares.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note
This Amendment No. 2 to the Annual Report on Form 10-KSB/A of Global Clean Energy, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed in response to comments the Company received from the SEC regarding the Company’s evaluation of its internal control over financial reporting. This amendment contains a revised Item 8A.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of Item 8A, as amended in this Amendment No. 2, is set forth herein. The remainder of the Company’s Amendment No. 1 to the Annual Report on Form 10-KSB/A (filed on May 7, 2008) is unchanged.

PART II

Item 8A. Controls and Procedures	1

SIGNATURES	2

Exhibit Index	3

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ITEM 8A. CONTROLS AND PROCEDURES
(a) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Specifically, our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations by our management and/or directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that allows us to provide only management’s report in this annual report.
Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Although we performed an evaluation of our internal control over financial reporting, we unintentionally omitted a report detailing our conclusions regarding the assessment of our internal control over financial reporting in the Annual Report filed with the SEC on May 7, 2008. Due to the foregoing, we determined that our disclosure controls and procedures were not effective as of the Evaluation Date.
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Aurora, State of Colorado, on this 11th day of February, 2009.

GLOBAL CLEAN ENERGY, INC.
By /s/ Kenneth S. Adessky
Kenneth S. Adessky
Chief Financial Officer (Principal Accounting Officer)

2

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(6)	Filed herewith.

3