Form 10-K
period 2008-12-31
GLOBAL CLEAN ENERGY, INC.
filed 2009-04-15
CIK 751406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 0-30303

GLOBAL CLEAN ENERGY, INC.
 (Exact name of registrant as specified in its charter)
Maryland	No. 84-1522846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 S. Parker Rd. #201, Denver, CO	80023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(303)-369-5562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 27, 2009, was $809,122 (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

25,378,721 shares of Common Stock were outstanding at March 27, 2009.

INDEX TO FORM 10-K ANNUAL REPORT

Page

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the renewable energy industries;

•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the renewable energy industry;

•	the failure to obtain or loss of any license or permit;

•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	the ability to carry out our business plan and to manage our growth effectively and efficiently;

•	the failure to manage any foreign exchange risk adequately;

•	a general economic downturn or a downturn in the securities markets; and

•	risks and uncertainties described in the Risk Factors section or elsewhere in this Annual Report on Form 10-K.

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

When used in this report, the terms “Global Clean Energy,” “Company,” “GCE,” “we,” “our” and “us” refer to Global Clean Energy, Inc.

PART I

ITEM 1. BUSINESS

OUR  MISSION

“It begins with energy… clean, renewable energy will lead the 21st century. But to truly transform our economy, protect our security, and save our planet from the ravages of climate change, we need to ultimately make clean, renewable energy the profitable kind of energy...   to develop technologies like wind power and solar power; advanced biofuels, clean coal, and more.”

Barack Obama, Presidential Address to United States Congress, February 24, 2009

Global Clean Energy was formed to develop and commercialize proprietary “R.E.S.C.U.E” technologies which recover and reform environmental salvage into clean useable energy.  As global reserves diminish, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil. The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources.  GCE is at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas with its proprietary and innovative technologies for clean coal and other renewable energy sources.

We work with both the governmental and private sectors on projects which seek to implement profitable renewable energy while cleaning specific environmental problem areas. What began as a search for best of breed technologies to convert waste and biomass into clean renewable energy, has evolved and expanded into five areas of active business development: (i) research and development of new technologies; (ii) international joint-ventures to develop waste-to-energy projects; (iii) technology and services for environmental ash cleanup operations; (iv) renewable energy production; and (v) seeking public financing for projects in the green energy sector.

We own a propriety AirpumpTM which allows recovery of submerged bio-waste.  The AirpumpTM has been successfully tested in removing coal ash from slurry ponds and waste water from water treatment ponds.  The recovered waste can be converted into usable energy.  We are also negotiating to acquire a hybrid gasification system which will allow for the conversion of waste into synthetic gas and other forms of clean energy such as ethanol and butane.  This technology will be used to create sustainable power facilities (in the 5 to 100 megawatt range) using the bio-waste that has been harvested, which we plan to build, own and operate.

In 2009, we expect to commence three renewable energy projects to take advantage of our proprietary technologies.  Our three planned projects span the base of our operations: the United States, Canada and the United Kingdom.  All of the planned projects are joint ventures, comprised of municipal, state and federal institutions, universities, private banking and public financing.  The projects directly address local priorities for economic development, energy creation and environmental concerns and are as follows:

Project USA:  In Southern Texas, on the Gulf of Mexico we are negotiating to develop a more than 1500 acre site for the growing of oil rich algae and jatropha plants which can easily be converted into biodiesel or jet fuel.

Project Canada:  We have outlined an understanding with a Quebec municipality to implement and showcase the gasification technology.  Through this project we will be converting garbage such as industrial solid waste and municipal solid waste into synthetic gas, or Syngas, which can be used by the municipality to operate municipal facilities or to power a fleet of vehicles.

Project UK:  In co-operation with UK Coal and Mining Ltd., in England, we will be using our proprietary AirpumpTM to recover coal ash from a coal mining slurry pond for which we will receive a fee per ton of slurry removed.

To accomplish these projects GCE is supported by engineering, procurement, construction and research partners. These business relationships form the core of our ability to design, develop and supply technology for a wide-range of applications.

BUSINESS SUMMARY

We are focusing on projects for industrial and municipal facilities that have low-cost fuel supplies and on-site gas, electricity and/or process heat needs. These facilities typically prefer to purchase their energy (and where necessary, waste disposal services) from third parties.  Our primary product offering, therefore, is anticipated to be a one-stop, full-service, third-party source for generating on-site Syngas, heat, electric power, and/or ethanol or other liquid fuels from locally available waste or low-cost fuel sources.

We intend to be a leading supplier of mid-size, on-site gasification facilities by providing the best suited technology at a competitive price. We will target creditworthy public and private sector clients across a broad range of industries and geographic regions in order to diversify and reduce market risks. If we are successful in penetrating the UK, Canadian and U.S. markets, we intend to expand to other international markets targeting clients with similar profiles.

PROJECT USA - BIOFUEL

GCE has been looking at opportunities in renewable energy production from biofuel.  One of these opportunities is to acquire a ready made algae production site in southwest Texas.  Over the past 20 years algae production technology has improved dramatically with current estimated yields of 2,000-5,000 gallons per acre compared to 50-60 gallons per acre yield from growing soybeans, which currently supplies the bulk of biodiesel in the United States.   Algae produce 30 to 100 times more oil than Soya/Canola per acre and this oil can be easily and quickly processed into bio-diesel. Once pressed, the residual material has many uses in pharmaceutical production and can also be processed into animal feed.  Also, there is also a growing awareness and concern about the economic sustainability of diverting farming land and food crops into a source of fuel.  Algae, unlike corn or soybeans, does not require arable land and grows better in poor soil and brackish water. Feeding on sunlight and carbon dioxide, growing algae is also an effective means of reducing greenhouse gas emissions.

GCE is currently negotiating to acquire a more than 1500 acre site which contains over 100 football field-sized ponds ideal for algae growth.  The site includes offices and facilities including power, pumps and irrigation.  The project is expected to be acquired partially using government guaranteed loans.

The site also provides ideal and sufficient space to grow Jatropha plants.  Jatropha, a plant which has no use as a food source, produces nuts with high oil content and is indigenous to the area.  Its oil can be pressed and processed along with the algae oil into biodiesel.

Biodiesel from algae and Jatropha is renewable and unlimited, while profitability in the short term will vary with oil market prices and supply. Biodiesel has a ready market, especially for land, sea and air transportation. GCE’s future plans include applying for grants such as the ones being offered by the United States Defense Advance Research Project Agency for the development of Bio-JP8 aviation fuel.

PROJECT CANADA – GASIFICATION

Since 2002, GCE has been investigating opportunities to reform coal into Syngas.  Current industrial incineration of coal produces energy by burning coal with oxygen, resulting in emissions that are harmful to the environment.  A viable solution for clean coal lies in gasification, a process which can be accomplished by heating the organic material at high temperature (>700°C) and controlling the amount of oxygen it combines, producing Syngas, while minimizing emissions. At very high temperatures toxic, medical and even nuclear waste can be processed in a safe and clean manner. Additionally, Syngas can be used as an energy source of heat or electricity, converted to hydrogen gas or liquid fuels such as ethanol and methanol, making it a highly versatile source of energy.

We are in negotiations to acquire our own proprietary gasification technology.  A patent application is on file for the gasifier, and a prototype is being assembled for feasibility testing to be conducted at Concordia University, in Montreal, and funded jointly by us and a Natural Sciences and Engineering Research Council of Canada CRD grant.   Simultaneously, we will also be assembling  a 5 to 10 ten ton per day pilot plant for the gasification of industrial and municipal waste.  We are seeking funding for this project with  the Canadian Federal Municipality Green Fund initiative.  This facility will operate as a showcase for other municipalities in terms of waste management and clean energy, as well as providing a permitted facility for feedstock testing and analysis for all types of waste products.

This pilot plant would then serve as a stepping stone to building a full-scale commercial plant.

A functional gasification plant has enormous commercial potential. Beyond managing MSW (Municipal Solid Waste), generated on average in developed countries of 1 ton per person per year, the same gasifier commissioned for the UK to be used as a first-phase coal reforming plant at Killingley for UK Coal. This gasifier will have potential use in any energy reformation application involving carbon-rich feedstock such as poor-quality coal, agricultural wastes, or industrial byproducts.

PROJECT UK - DREDGING

Existing slurry lagoons in the mining, fossil fuel and pulp and paper industries pose a serious threat to the world-wide environment.  These slurry lagoons can cause disaster to their surrounding environment.  To address this problem, we have developed and are seeking to patent a proprietary Cyclonic Pump, named AirpumpTM, which is capable of propelling slurry and sludge at rates of up to 300 gallons/minute in a simple, safe and effective manner.

We will be using the AirpumpTM at a UK Coal plant in South Yorkshire in the United Kingdom.  We will be emptying a colliery slurry lagoon which is over 200 feet deep and is estimated to contain 3.7 million tons of coal slurry. Once emptied, this site is slated for redevelopment into a residential, business and commercial park.

Our AirpumpTM is submersible and increases in power the deeper it descends. Being sucked downward into quicksand-like conditions will only improve its performance.  The AirpumpTM operates on the physical principles of the Cyclonic dredging effect. A tornado-like effect is created inside the pump, sucking in materials at the base and propelling the material with great force upwards.  Using compressed air, as the dredging medium, the pump operates with increasing effectiveness the deeper it is immersed below water.

The advantages of the AirpumpTM are multiple. The simplicity of its design means that it requires no special training to operate.  Running on compressed air, water, or inert-gases, there are no electrical components allowing the pump to operate safely in hazardous environments, such as underwater or in mineshafts.

As compared to standard dredging devices which contain screws or impellers, there are no impediments to the flow of material through the pump, nor are there any components which can wear out, stuck or be damaged by abrasive materials (rocks, sand, tar etc). The pump can be directed and pin-point way, causing minimal impact to the surroundings where it is operated.

For the past 5 years, GCE has been engaged with UK Coal in Britain, to convert coal into syngas. The  agreement between GCE and UK Coal calls for the building of 2 Syngas processing plants adjacent to the Killingly coal colliery on 30 acres of permitted land that UK Coal will provide.  The first plant planned will process 125 tons of coal a day supplying syngas/electricity to UK Coal for internal power consumption.  The second plant planned, at 1,000 tpd, will supply Syngas to the local power station, which is currently coal powered.  Both plants are planned to take unprocessed mine head coal, and will also process waste plastic and rubber as feedstock.

In addition to the slurry recovery, UK Coal is an attractive strategic partner, as these millions of tons of untapped coal slurry in lagoons at old deep mine sites near Doncaster in North East England can provide an excellent feedstock source for our gasification technologies. The slurry can be reformed into Syngas and from there converted into electricity.

Furthermore, UK Coal has assigned 30 acres of land adjacent to its Kellingley Colliery for us to site and develop a gasification plant.  Additionally, UK Coal holds all relevant and necessary permits for GCE to build and operate its gasification technology on this site, which could possibly advance by months the time and costs that would otherwise be required in planning and meeting regulatory requirements. GCE is also being supported by NISP (National Industrial Symbiotic Programme), a UK Government department under the Department of Trade and Industry, to accelerate this project.

GCE’s site at Kellingley is planned to process 125 tons per day of coal and other feedstock. These other feedstock alternatives will include plastics (including car plastics), tires, sewage cake, paper, cardboard, municipal waste, disposal diapers and biomass (e.g., corn stalks, willow and paper mill pulp).

THE ALTERNATIVE ENERGY INDUSTRY

GCE is positioned to take advantage of the tremendous opportunities in the mushrooming alternative energy industry due to its technology, project development approach and financial engineering expertise. We seek to be a low-cost supplier in our selected market niches.

The combination of fears about declining conventional oil and gas reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East, Russia and elsewhere, has generated tremendous interest in developing alternative energy sources. As oil and gas prices reached an all-time high this past year, most experts agreed that the increasing costs of tapping non-conventional oil sources and growing world-wide demand for oil will create powerful long-term opportunities for alternative energy. As global reserves diminish, ethanol, methanol, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil.

We believe that alternative energy will experience very rapid increases in demand, as energy markets experience substantial growth in demand, because there is little near-term ability to increase conventional oil production.  Low cost (and well funded) alternative energy supplies are most likely to survive market fluctuations. Thus, in the face of potentially wide swings in market conditions, we believe that we can be positioned to be successful due to our anticipated low cost of production and ability to negotiate long-term feedstock supply and off-take agreements (preferably at fixed prices) from companies and governmental authorities seeking ways to dispose of their waste products.

COMPLEMENTARY NEXT-GENERATION TECHNOLOGIES

We anticipate that alternative energy technologies will evolve rapidly and that other technologies that are likely to emerge may provide for various applications. These technologies will allow GCE to develop projects over a wider size range and broader scope of potential feedstock. GCE currently engages a number of industry consultants to help it broaden its search for complementary technologies.

THE CURRENT MARKET

We see  becoming a significant niche player in the massive world-wide energy market by developing and operating “private power” R.E.S.C.U.E projects primarily for industrial and public sector entities that have waste disposal and on-site or near-by energy requirements.  There is a tremendous opportunity for providing Build-Own-Operate, or BOO plants that have access to waste or low-cost feedstock and provide the bulk of the output to the local hosts, thereby avoiding direct competition with large utility-scale generators and suppliers.

Worldwide primary demand is forecast to increase most rapidly for natural gas, followed by oil, and then coal. Hydro, although a relatively small contributor, is projected to grow at 1.8% per year between 2002 and 2030, while biomass and other waste are projected to grow at 1.3% annually. Industrial use is projected to grow more slowly than transport or residential use, primarily because of growing efficiency in the industrial sector.

World Primary Energy Demand (Million tons oil equivalent)

				Average
	2002	2010	2020	Annual %
Coal	2,389	2,763	3,139	1.5%
Oil	3,676	4,308	5,074	1.6%
Gas	2,190	2,703	3,451	2.3%
Nuclear	692	778	776	0.4%
Hydro	224	276	321	1.8%
Biomass and Waste	1,119	1,264	1,428	1.3%
Other Renewables	55	101	162	5.7%

Total	10,345	12,194	14,404	1.7%

Source: International Energy Agency, Global Energy Trends, 2004

In order to comply with new environmental requirements, gasification is projected to account for a significant portion of the increase in demand for coal over the next few years, especially in large IGCC (Integrated Gasification Combined Cycle) applications. At the same time, while relatively small, much of the increase in biomass and waste utilization will be through gasification and biodiesel production. As a result, we foresee substantial opportunities for smaller niche players to target specialty markets without having to compete directly with large oil and utility companies.

Another important trend is the growing role of public policies in setting energy and waste disposal prices. For example, in some of our target markets, energy use taxes have pushed retail prices of gasoline as high as six dollars or more, versus half that in the United States. Similarly, limitations on land disposal options and higher tipping fees and taxes have made some waste disposal costs as much as twice as expensive as they are in the United States. In addition, carbon taxes and tradable emissions permits for CO2 and other greenhouse gases are increasingly changing the relative costs of different fuels. These trends are likely to continue as various countries allocate give different priorities in dealing with environmental problems and global warming. We anticipate the developed countries as being most likely to take the lead in the near-term, with developing countries following suit.

Marketing and Sales

The market segment being targeted by us is mid-scale applications, especially industrial and municipal facilities that generate or process waste materials and need on-site energy for their own use. In addition, where appropriate low-cost or no-cost waste feedstock is available, we plan to develop stand-alone “merchant” energy facilities.  With our planned suite of technologies, we believe that the costs of providing energy from low-cost feedstock are quite low. Given its low production costs, we expect to economically act as a producer of energy at most locations where low-cost feedstock supplies are available.

We will target industries such as food, paper and chemical products, all of which have substantial demand for process heat, as well as electric power (and often liquid fuels for their vehicle fleets). Priority will be given to those companies that are in a position to enter into both feedstock supply and energy off-take agreements either on a fixed-price or toll-processing basis. In this way, we will insulate itself from feedstock and energy market price fluctuations for its first plants.

Due to the fact that we will be depending primarily on the security of the long-term feedstock supply and energy off-take agreements, we will attempt to give priority to companies with strong balance sheets and good out-year prospects.

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

Research and Development

We expect to focus our research and development on designing, developing and testing the technologies that we offer or will offer to our customers. A primary goal will be to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands and remain competitive in the marketplace. During the fiscal year ended December 31, 2007, we incurred no research and development expenses. During the fiscal year ended December 31, 2008, over $700,000 was allocated towards research and development expenses, with research conducted on site at the UK Coal slurry lagoons, pulp and paper waste lagoons in Canada, as well as testing in the Gulf of Mexico.

Research facilities are being set up at and in conjunction with Concordia University in Montreal, Canada. On-site research at our planned municipal gasification facility will also be a cooperative effort with Concordia University and with additional funds expected (grants have been approved but net yet formalized) from Canadian Federal and Municipal Green Fund grants.  At this facility, a new water-based version of the AirpumpTM is currently being developed.

We are looking to expand into other areas of research with Concordia University, including cyclonic separation of materials (e.g. coal from slurry) and coal to liquid reforming.

In addition to targeting clients who need on-site energy, GCE is systematically investigating the opportunities, such as its planned Texas project, to provide liquid fuels using gas-to-liquids technology, as well as Fischer-Tropsch and similar processes provided by other suppliers. The ethanol market appears especially promising since, with appropriate low- or negative-cost feedstock, GCE believes it can produce ethanol at prices of $0.39 to $0.48 per gallon, which is substantially below the production cost of approximately $1.25 per gallon for the most efficient corn ethanol plants in the United States.

The potential market for ethanol in the United States is huge because of the EPA mandate to phase out Methyl Tertiary-butyl ether (MTBE) in favor of ethanol as a clean burning oxygenate in gasoline. Ethanol production in the United States grew from 175 million gallons in 1980 to a projected 5 billion gallons by the end of 2006. Consumption of ethanol is projected to continue increasing at similar rates for at least the next decade, with almost all produced from corn. As the corn ethanol industry continues to grow, it is expected to put significant upward pressure on corn prices as the competition between food and fuel uses grows.

Similar opportunities in Britain and Europe appear extremely promising. The European Union Legislation has stipulated that 5% of all road fuel be ethanol-based by 2010, thus resulting in a prospective shortage of ethanol. Using the PSR technology, the ethanol produced is of a higher quality than the ethanol produced by the established fermentation technology because it is anhydrous (i.e., it has an extra hydrogen molecule). This means that it will blend fully when mixed with petroleum or diesel and does not absorb water. By mixing 5% ethanol with petroleum or diesel, it reduces emissions from vehicles by 60%, hence the EU Directive.

The future planned applications for the AirpumpTM will include above surface pumping of liquids and slurries, allowing us to offer both land and water-based dredging and pumping technologies.

While it is not in our current plans to explore wind and solar energy technologies, the proposed site in Texas would provide an ideal site for those purposes. We believe that there are benefits to combining the various energy technologies. For instance CO2 emissions from one technology are a means to enhance the oil content of algae. This site could easily accommodate various technologies and become a Technology Park showcase.

Patents

GCE owns a proprietary static fluid mixing pump device, the AirpumpTM, which allows for the recovery of submerged bio-waste, which is subject to an application for Letters Patent of the United States, filed on June 30th, 2008 as a U.S. Patent Application.

Government Incentives and Policies

The new Obama administration has made as a cornerstone of the Federal Governments’ efforts to expand and support research into renewable energy.  The present laws such as the governments’ loan guarantee program have been put on a “fast track” for utilization.  In the US proposals, included is $75 billion over 10 years to establish a permanent tax credit for research and experimentation for all forms of renewable energy.  Additionally, the US budget includes $20 billion in tax incentives for clean energy and $39 billion for biomass fuel development.  We intend to seek funding through grants and loan guarantees that are presently available.

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

On October 22, 2004, former President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal ethanol excise tax structure effective as of January 1, 2005. Under VEETC, the ethanol excise tax credit was eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of ethanol-blended gasoline to be collected and allocated to the highway trust fund. The reduced federal excise tax rate of 12.35 cents per gallon rate for qualified methanol fuel and 13.25 cents per gallon rate for qualified ethanol fuel have been extended to apply through December 31, 2008. In place of the previous tax credit, VEETC created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit against general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.

On August 8, 2005, former President Bush signed the Energy Policy Act of 2005 (“H.R. 6”) into law. The comprehensive energy legislation includes a nationwide renewable fuels standard (“RFS”) that is expected to double the use of ethanol and biodiesel by 2012.

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

Government Regulations, Environment and Permits

Our technologies are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations.  They are also subject to regulations in the UK, Canada and the other countries in which we operate.  These regulations govern operations and use, storage, handling, discharge and disposal of a variety of substances.

Employees

The Company at present has 5 full time employees, 12 consultants on a project basis and a network of 40 subcontractors.

Exchange Act Registration

We voluntarily filed a registration statement on Form 10SB in April 2000 with the Securities and Exchange Commission (“SEC” or “Commission”) in order to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information filed with the SEC. The SEC’s website address is http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room.

Corporate History

GCE is a Maryland corporation formed on November 8, 2007.  GCE is successor to Newsearch, Inc. (“Newsearch”), a Colorado corporation, which was incorporated on December 3, 1999.  Newsearch was dormant until August 20, 2002, when it acquired Panache, Inc. (“Panache”), a Colorado corporation, and Panache became a wholly-owned subsidiary of Newsearch.  Panache sold women’s apparel under its trade name, “The Ollie Collection,” on a wholesale basis , represented several manufacturers of women’s apparel and accessories and also bought and resold women’s apparel and accessories for its own account, for resale. Panache ceased operations in June 2004, when it determined that its business plan could not be executed due to a lack of operating capital and prospects for raising adequate funding, and was later dissolved in January 2005. Newsearch was dormant from July 2004 through July 2006 when it began operating in furtherance of its current business plan. On November 13, 2007, Newsearch’s state of incorporation was changed from Colorado to Maryland when it was merged with GCE.

Internet Web Site

Our website is located at http://www.globalcleanenergy.net.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

We have limited operating experience and a history of operating losses, and we may be subject to risks inherent in early stage companies, which may make it difficult for you to evaluate our business.

We have a limited operating history upon which you can evaluate our business and prospects. We cannot provide any assurance that we will profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to establish our operations and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to raise sufficient capital to grow our business.

We have in the past needed to raise funds to operate our business, and we likely will need to raise additional funds to construct our BOO plants in commercial quantities. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive.

Raising additional financing may be detrimental to existing shareholders.

Currently, we do not have any financing arrangements in place.  We need to raise additional funds through the issuance of equity and/or debt through private placements or public offerings to provide financing to meet the needs of our long-term strategic plan.  If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution of their ownership interests.  Similarly, the incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. If financing is not available or obtainable within the next three months, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited or we may be forced to cease operations completely.

We may not be able to acquire the rights to the gasification / Pyrolitic Steam Reforming technology.

In order to execute our business plan, we must acquire the rights to the gasification / Pyrolitic Steam Reforming technology.  We do not own this technology and are currently in negotiations to acquire the rights.  In the event, we are unsuccessful in acquiring the rights to the gasification / Pyrolitic Steam Reforming technology, we may have to search for alternative technologies or sources.  If we are not successful in acquiring the rights to the gasification / Pyrolitic Steam Reforming technology, or are significantly delayed in doing so, our business, financial condition and results of operations could be adversely affected.

The gasification / Pyrolitic Steam Reforming technology, which we are negotiating to acquire, is still in the testing phase and unproven on a large-scale commercial basis and could fail to perform in a commercial production environment.

The gasification / Pyrolitic Steam Reforming technology, we are negotiating to acquire, is still in the testing phase.  All of the tests which have been conducted to date with respect to the gasification / Pyrolitic Steam Reforming, have been performed in limited quantities.  There can be no assurance that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. The gasification / Pyrolitic Steam Reforming technology has never been used under the conditions or in the volumes that will be required to be profitable and future difficulties may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, there can be no assurance that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us.

Gasification / Pyrolitic Steam Reforming technology may not gain broad commercial acceptance.

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

If sufficient demand for our Build-Own-Operate  on-site alternative energy plants does not develop or takes longer to develop than we anticipate, our revenues may decline, and we may be unable to achieve and then sustain profitability.

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

If demand for our BOO plants fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for BOO plants in our presently targeted markets, including North America and the United Kingdom, may not develop or may develop to a lesser extent than we anticipate. If we are not successful in commercializing our BOO plants, or are significantly delayed in doing so, our business, financial condition and results of operations could be adversely affected.

Changes in governmental policy could adversely affect our business, financial condition and results of operations.

Although current federal government policy provides incentives to promote the development of alternative energy sources, there can be no assurance that such incentives will continue in the future or that any government programs to provide financial assistance to such programs will be directed to bio-fuels projects in general or GCE’s projects in particular. In addition, changes in the policies of the United States and various foreign countries, including changes in duties and tariffs, could have an impact on the operations and financial condition of GCE.

Our targeted markets are highly competitive. We expect to compete with other alternative energy companies and may have to compete with larger companies that enter into the alternative energy business.

The renewable energy industry, particularly in our targeted markets of North America and the United Kingdom, is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of dozens of new alternative energy technologies. If we are not successful in constructing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other alternative energy technologies.

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

Our business in foreign markets will require us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition and results of operations.

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

Development of power generation is heavily regulated. Each of our planned projects is subject to multiple permitting and approval requirements. In many cases we expect to be dependent on a regional government agency for such permits and approvals. Due to the unique nature of gasification power generation systems, we would expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our planned projects could result in conditions limiting the project size or in the denial of necessary permits and approvals.

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

Our common stock is traded on the OTCBB market and may fluctuate significantly.

Our common stock is currently traded and quoted on the OTCBB market. The quotation of our common stock on a securities market or exchange does not assure that a meaningful, consistent and liquid trading market will ever exist.  Our stock is a penny stock and there are significant risks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive office is located at 1241 S. Parker Rd. #201, Denver, CO 80023  where it occupies 700 square feet of space.  The lease runs from month-to-month with monthly payments of approximately $500 in addition to certain operating expenses.   The Company is in the final process of moving its executive and corporate headquarters to Houston, Texas and is negotiating lease space to meet the Company’s needs for at least the next three years.

ITEM 3. LEGAL PROCEEDINGS

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the OTC Bulletin Board (“OTCBB”) on October 3, 2008 under the trading symbol “GCEI”.

The following table shows the high and low bid prices of our common stock as quoted on the OTCBB by quarter since October 3, 2008 and for each quarter after December 31, 2008.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year
ended December 31	Quarter	High	Low

2008	First Quarter	--	--
	Second Quarter	--	--
	Third Quarter	--	--
	Fourth Quarter	$1.50	$.10

2009	First Quarter	$.25	.05

The high and low bid prices for shares of our common stock on March 27, 2009 was $.10 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of December 31, 2008, we had 171 shareholders of record and 25,378,721 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders

2007 EMPLOYEE STOCK COMPENSATION PLAN	-0-	N/A	5,000,000

Equity compensation plans not approved by security holders

NONE	N/A	N/A	N/A

Total	-0-	N/A	5,000,000

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Plan of Operation

GCE was formed to develop and commercialize proprietary “R.E.S.C.U.E” technologies which recover and reform environmental salvage into clean useable energy.  As global reserves diminish, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil. The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources.  GCE is at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas with its proprietary and innovative technologies for clean coal and other renewable energy sources.

We work with both the governmental and private sectors on projects which seek to implement profitable renewable energy while cleaning specific environmental problem areas. What began as a search for best of breed technologies to convert waste and biomass into clean renewable energy, has evolved and expanded into five areas of active business development: (i) research and development of new technologies; (ii) international joint-ventures to develop waste-to-energy projects; (iii) technology and services for environmental ash cleanup operations; (iv) renewable energy production; and (v) seeking public financing for projects in the green energy sector.

Results of Operation

Since the second half of fiscal 2006 the Company has been in operation to execute its business plan.  For the year ended December 31, 2008, we had no sales and a loss of $668,231 as compared to a net loss of $837,169 for the year ended December 31, 2007.  General and administrative expenses for the year ended December 31, 2008 were $99,221 compared to $71,167 for the year ended December 31, 2007.  Professional and consulting fees were $145,320 in 2008 compared to $240,471 in 2007.  The decrease in net loss and expenses is a result of the Company’s ability to more effectively utilize its consultants and a focused approach to implement its business plan.

Liquidity and Capital Resources

Our cash on hand totaled $54,858 on December 31, 2008.  During the same period our working capital deficit was $668,231; this deficit resulted from ongoing expense related to implementing our business plan without any revenues to date.  The stockholders’ deficit was $2,144,631 at December 31, 2008.

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

To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2009 to December 2009 will approximate roughly $1,800,000, excluding engineering costs related to the development of our BOO plants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

Our audited financial statements for the years ended December 31, 2008 and 2007 and the audit report thereon of Larry O’Donnell, CPA, P.C., are included in this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.(T). CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and officers as of December 31, 2008 are:

Name	Age	Position(s) with the Company

Dr. Earl Azimov	46	Chairman of the Board

John Grob	59	President and Director

Kenneth S. Adessky	45	Chief Financial Officer, Secretary and Director

Paul Whitton	63	Vice-President and Director

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC other than as set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. None of the directors or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2008, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2008 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock.

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

Code of Ethics

We have adopted a Code of Ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  We will report the nature of any change or waiver of our Code of Ethics.  A copy of our Code of Ethics was filed as Exhibit 14 on the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

We do not have a separately-designated compensation committee of the Board. Compensation committee functions are performed by our Board of Directors. We will form a compensation committee in the future as the need for such committee may arise.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of our named executive officers for the fiscal year ended December 31, 2008. Any payments to these officers were paid to them as consultants, not employees, of the Company, as the Company has not yet hired full or part-time employees. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Grob,	2008	$96,000							$96,000
President (2)	2007	$84,000							$84,000

Kenneth Adessky,	2008	$72,000							$72,000
CFO and Secretary (3)	2007	$42,000							$42,500

Paul Whitton,	2008	$9,000							$9,000
Vice-President (4)	2007

(1)	Each of Mr. Grob, Mr. Adessky and Mr. Whitton currently serve on the Company’s Board of Directors. None of these persons receive any compensation for these director roles.

(2)	All fees paid to Mr. Grob during fiscal 2007 and 2008 were as a consultant to the Company.

(3)	All fees paid to Mr. Adessky during fiscal 2007 and 2008 were as a consultant to the Company.

(4)	All fees paid to Mr. Whitton during fiscal 2008 were as a consultant to the Company.

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

Employee Benefit Plans

2007 Stock Incentive Plan

We have adopted the 2007 Stock Incentive Plan for our employees, officers, directors and advisors (the “2007 Plan”). We have reserved a maximum of 5,000,000 common shares to be issued upon the grant of awards under the 2007 Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The 2007 Plan will be administered by our board of directors or a committee of directors, and will terminate June 12, 2017. As of December 31, 2008, no shares have been awarded under the 2007 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock. No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner (1)	Ownership	of Class (2)

Kenneth S. Adessky	6,137,500	24.47%
4150 Sainte-Catherine Street W. Suite 525 Montreal, Quebec H3Z 2Y5

Dr. Earl Azimov	5,550,000	22.13%
5737 Blossom Cote St Luc, Quebec H4W 2T2

John Grob (3)	5,550,000	22.13%
Amherst House Stowlangtoft Bury St-Edmunds, UK 1P313JY

Paul Whitton	50,000	*
2415 Shakespeare #3 Houston, Texas 77936

Vision Capital Partners 4150 St. Catherine Street West, Suite 525 Montreal H3Z 3J1	107,500	*

** All officers and directors	17,395,000	69.00%
as a group (4 persons)

_____________________________

*Less than 5%.

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

(2)
The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares 25,378,721 of the Company’s common stock as of December 31, 2008, and each stockholder’s ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

(3)	Includes 1,000,000 shares owned by Mr. Grob’s wife, and 200,000 shares owned by his minor son.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2008, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2008.

Please refer to the table titled “Securities Authorized for Issuance under Equity Compensation Plans” set forth in Item 5 for a description of securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described in the following paragraphs, none of our officers or directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2008 or in any presently proposed transaction that, in either case, has affected, or will materially affect the Company.

During 2008, we paid legal fees totaling $21,426 to a law firm of which Mr. Adessky, our CFO, Secretary and Director, is a partner.

In March 2008, we issued 107,500 shares of our common stock for the conversion of an unsecured loan which was executed in March 2007 between the Company and Vision Capital Partners in the amount of $100,000. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.

In August 2008, Vision Capital loaned the Company $80,000. The promissory note is unsecured, accrues interest at 7.5% per annum and is due in one year. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.

Dr. Azimov, the Chairman of the Company’s Board of Directors, earned consulting fees at a monthly retainer of $6,000, for an aggregate of $72,000 for the fiscal year ended December 31, 2008. These fees were accrued to Dr. Azimov for his services as a consultant to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008, and 2007 were $0 and $5,000 and respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended December 31, 2008 and the quarterly reviews for the subsequent fiscal quarters of 2008 through the quarter ended September 30, 2008, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our Board of Directors also appointed and authorized Kenneth Adessky to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, and other services that were approved by the Board of Directors is 100%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.2
$100,000, 7.5% Promissory Note dated January 20, 2008 payable Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2008).

4.3	$125,000, 7.5% Promissory Note dated April 25, 2008 payable Profit Consultants, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2008).

4.4
$145,000, 7.5% Promissory Note dated July 10, 2008, payable to Clean Energy Funding, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2008).

4.5
$80,000, 7.5% Promissory Note dated August 15, 2008, payable to Vision Capital Partners AA, Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2008).

4.6	$42,300, 7.5% Promissory Note dated October 1, 2008, payable to Mr. Howard Stupp. *

10.1	2007 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007).

10.2
License Agreement dated December 15, 2006, between EnviroClean Energy Corporation and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2007).

10.3
March 27, 2008 Agreement converting the March 21, 2007 $100,000 7.5% Promissory Note payable to Vision Capital Partners AA Ltd. into shares of the Company’s common stock (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2008).

10.4
March 27, 2008 Agreement converting the August 16, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2008).

10.5
March 27, 2008 Agreement converting the October 20, 2007 $75,000 7.5% Promissory Note payable to Profit Consultants, Inc. into shares of the Company’s common stock (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2008).

10.6
Memorandum of Understanding between Global Clean Energy, Inc. and UK Coal Mining Limited of Harworth Park, dated April 7, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.7
Memorandum of Understanding between Global Clean Energy, Inc. and UK Coal Mining Limited of Harworth Park, dated April 7, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.8
April 24, 2008 Purchase Order Between Global Clean Energy, Inc. and Cascades Engineering & Projects Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.9
Assignment Agreement between Global Clean Energy, Inc. and Philip Azimov dated June 26, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2008).

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 filed with the Commission on November 17, 2004).

21	Description of Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007 filed with the Commission on May 6, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 15, 2009

GLOBAL CLEAN ENERGY, INC.
By /s/ Kenneth S. Adessky
Kenneth S. Adessky
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Earl Azimov	Chairman of the Board	April 15, 2009
Dr. Earl Azimov

/s/ John Grob	Director and President	April 15, 2009
John Grob

/s/ Kenneth S. Adessky	Director, CFO and Secretary	April 15, 2009
Kenneth S. Adessky

/s/ Paul Whitton	Director and Senior Vice-President	April 15, 2009
Paul Whitton

GLOBAL CLEAN ENERGY, INC.
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
Unit I
Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GLOBAL CLEAN ENERGY, Inc.

I have audited the accompanying balance sheet of GLOBAL CLEAN ENERGY, Inc. as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL CLEAN ENERGY, Inc. as of December 31, 2008, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

/s/ Larry O’Donnell, CPA, P.C.

April 9, 2009

GLOBAL CLEAN ENERGY, INC.
Balance Sheet
DECEMBER 31, 2008
ASSETS

Current assets:
Cash	$45,858

Other assets:
Cyclonic Dredging Pump Rights and Patent	450,000

Total assets	$495,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation—officers, directors and consultants	523,968
Accounts payable	125,688
Promissory notes	486,900
$1,136,556

Stockholders’ equity:
Preferred stock; $.001 par value; authorized – 15,000,000
shares; issued - none
Common stock; $.001 par value; authorized – 300,000,000
shares; issued and outstanding – 25,378,721 shares	25,378
Additional paid-in capital	1,478,555
Accumulated deficit	(2,144,631)
Total liabilities and stockholders’ equity	$495,858

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2008	2007

Costs and expenses:
Compensation – officers, directors and consultants	$245,562	$364,168
Professional fees	145,320	240,471

General and administrative	99,221	71,167
Impairment loss-technology license		150,000
Depreciation		1,679
Interest	1,744	9,684

Net loss applicable to common shareholders	$(668,231)	$(837,169)

Basic and diluted net loss per common share	(.02)	(.03)

Weighted average number of common shares outstanding	25,378,721	24,815,521

See notes to financial statements.

 GLOBAL CLEAN ENERGY, INC.
Statements of Changes in Stockholders’ Equity
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances, January 1, 2008	24,815,521	$24,815	765,918	$(1,476,400)
Technology Patent Assignment	300,000	300	449,700
Conversion of Promissory notes	263,200	263	262,937
Net loss				(668,231)
Balances, December 31, 2008	25,378,721	$25,378	$1,478,555	(2,144,631)

See notes to financial statements.

 GLOBAL CLEAN ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(668,231)	(837,169)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services		80,000
Forgiveness of interest
Depreciation		1,679
Impairment loss- Technology License		150,000
Changes in operating assets and liabilities:
Prepaid legal		2,500
Accounts Payable	125,688
Advances		10,000
Accrued compensation – officers, directors and consultants	523,968	229,199
Other accrued expenses		137,310
Net cash used in operating activities	(221,493)	(226,481)

Cash flows from investing activities:
Purchases of equipment
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from promissory notes	492,300	220,000
Repayment of stockholders loan
Net cash provided by financing activities	492,300	220,000

Net increase in cash	51	51
Cash at beginning of year
Cash at end of year	45,858	51

Supplemental disclosure of noncash investing and
financing activities:
Common Stock issued for services		80,000
Technology Patent Assignment	450,000
Conversion of Promissory Notes	263,200

See notes to financial statements.

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements

Note 1 - Organization

GLOBAL CLEAN ENERGY, Inc. (“GLOBAL CLEAN ENERGY” or “GCE”) is a Maryland corporation formed on November 8, 2007. GCE is successor to Newsearch, Inc. (“Newsearch”), a Colorado corporation, which was incorporated on December 3, 1999.  Newsearch was dormant until August 20, 2002, when it acquired Panache, Inc. (“Panache”), a Colorado corporation, and Panache became a wholly-owned subsidiary of Newsearch.  Panache sold women’s apparel under its trade name, “The Ollie Collection,” on a wholesale basis , represented several manufacturers of women’s apparel and accessories and also bought and resold women’s apparel and accessories for its own account, for resale. Panache ceased operations in June 2004, when it determined that its business plan could not be executed due to a lack of operating capital and prospects for raising adequate funding, and was later dissolved in January 2005. Newsearch was dormant from July 2004 through July 2006 when it began operating in furtherance of its current business plan. On November 13, 2007, Newsearch’s state of incorporation was changed from Colorado to Maryland when it was merged with GCE.

GCE was formed to develop and commercialize proprietary “R.E.S.C.U.E” technologies which recover and reform environmental salvage into clean useable energy.  As global reserves diminish, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil. The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources.  GCE is at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas with its proprietary and innovative technologies for clean coal and other renewable energy sources.

We work with both the governmental and private sectors on projects which seek to implement profitable renewable energy while cleaning specific environmental problem areas. What began as a search for best of breed technologies to convert waste and biomass into clean renewable energy, has evolved and expanded into five areas of active business development: (i) research and development of new technologies; (ii) international joint-ventures to develop waste-to-energy projects; (iii) technology and services for environmental ash cleanup operations; (iv) renewable energy production; and (v) seeking public financing for projects in the green energy sector.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  GLOBAL CLEAN ENERGY has an accumulated deficit of $2,144,631 for the year ending December 31, 2008.  We have raised funds over the last year and are actively pursuing additional sources of equity or debt financing to implement our business model.

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

During the years ended December 31, 2008 and 2007, there were no stock options granted or outstanding.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss).  During the years ended December 31, 2008 and 2007, GLOBAL CLEAN ENERGY did not have any components of comprehensive income (loss) to report.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2006.  GLOBAL CLEAN ENERGY does not expect the application of SFAS No. 157 to have a material affect on its financial statements.

Note 3 – AIRPUMP PATENT ASSIGNMENT

Global Clean Energy, Inc., acquired the entire right, title and interest in and to a static fluid mixing pump device, set forth in a Patent application for Letters Patent of the United States, filed on June 30th, 2008 as a U.S. Patent Application; as well as the inventions and Application for Letters Patent of the United States, and in and to any Letters Patent of the United States to be obtained therefore and thereon from Mr. Philip Azimov for the consideration of 300,000 common shares.

Note 4 – Borrowings

In 2008, GLOBAL CLEAN ENERGY obtained five unsecured loans which were due in one year, each with an interest rate of 7.5% per annum;

On October 1, 2008, Mr. Howard Stupp loaned to the Company the amount of $42,300, which accrues interest at 7.5% per annum due in one year.

On August 1, 2008, Vision Capital Partners AA Ltd. loaned to the Company the amount of $80,000, which accrues interest at 7.5% per annum due in one year.

On July 10, 2008, Clean Energy Funding, Inc., Inc. loaned to the Company the amount of $145,000, which accrues interest at 7.5% per annum due in one year.

On April 25, 2008, Profit Consultants, Inc. loaned to the Company the amount of $125,000, which accrues interest at 7.5% per annum due in one year.

On January 20, 2008 Profit Consultants, Inc. loaned to the Company the amount of $100,000 which accrues interest at 7.5% per annum due in one year from such date.

Note 5 - Stockholders’ Equity

Common Stock

In March 2008, we issued 263,200 shares of our common stock for the conversion of three unsecured loans which were due in one year, each with an interest rate of 7.5%.  The first loan was executed in March 2007 between the Company and Vision Capital Partners in the amount of $100,000, the second loan was executed in August 2007 between the Company and Profit Consultants in the amount of $75,000, and the third loan was executed in October 2007 between the Company and Profit Consultants in the amount of $75,000.

In June 2008, we issued 300,000 shares of our common stock for acquisition of a Patent application from Mr. Philip Azimov

GLOBAL CLEAN ENERGY is authorized to issue 300,000,000 shares of $.001 par value common stock.  We have 25,378,721 shares of our common stock issued and outstanding at December 31, 2008.  Dividends may be paid on the outstanding shares as declared by our board of directors.  Each share of common stock is entitled to one vote.

Preferred Stock

GLOBAL CLEAN ENERGY is authorized to issue 15,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued or are outstanding.  Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

Employee Stock Compensation Plans

GLOBAL CLEAN ENERGY has adopted the 2007 Employee Stock Compensation Plan (the “ESC Plan”) and the 2007 Stock Option Plan (the “STOCK Plan”) for its employees, officers, directors and consultants.  We have reserved a maximum of 5,000,000 shares of common stock to be issued under the ESC Plan and 5,000,000 shares of common stock to be issued upon exercise of options granted under the STOCK Plan.  No options are outstanding at December 31, 2008.

Note 6 - Income Taxes

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

GLOBAL CLEAN ENERGY incurred no income taxes for the years ended December 31, 2008 and 2007.

Net operating loss carry forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Note 7 - Commitments and Related Party Transactions

On August 1, 2008, Vision Capital Partners AA Ltd. loaned to the Company the amount of $80,000, which accrues interest at 7.5% per annum due in one year. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.

In March 2008, we issued 107,500 shares of our common stock for the conversion of an unsecured loan which was executed in March 2007 between the Company and Vision Capital Partners in the amount of $100,000. Dr. Azimov, Chairman of the Company’s Board, and Mr. Adessky, the Company’s CFO, Secretary and a Director, each owns 50% of Vision Capital and is an officer and director of Vision Capital.

During 2008, we paid legal fees totaling $21,426 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director is a partner.

Note 8 - Subsequent Event

None