Form 10-Q
period 2009-03-31
GLOBAL CLEAN ENERGY, INC.
filed 2009-05-15
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-30303

GLOBAL CLEAN ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Maryland	84-1522846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 S. Parker Rd., #201, Denver, CO 80023
(Address of principal executive offices)

(303) 369-5562
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on May 5, 2009, was $883,709 (based on the closing sales price of the Registrant’s common stock on that date).  Shares of the Registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 5, 2009, 25,378,721 shares of Common Stock were outstanding.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

CONTENTS

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the renewable energy industries;

•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the renewable energy industry;

•	the failure to obtain or loss of any license or permit;

•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	the ability to carry out our business plan and to manage our growth effectively and efficiently;

•	the failure to manage any foreign exchange risk adequately;

•	a general economic downturn or a downturn in the securities markets; and

•	risks and uncertainties described in the “Risk Factors” section or elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

When used in this report, the terms “GLOBAL CLEAN ENERGY,” “Company,” “GCE,” “we,” “our” and “us” refer to Global Clean Energy, Inc., unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)

	March 31, 2009	Dec. 31, 2008

ASSETS

Current assets:
Cash	$3,812	$45,858

Other Assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000

Total assets	$453,812	$495,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued compensation - officers, directors and consultants	598,968	523,968
Accounts Payable	275,651	125,688
Promissory Notes	486,900	486,900
	$1,360,519	$1,136,556

Stockholders’ equity:

Preferred stock; $.001 par value; authorized - 15,000,000 shares; issued – none	--	--
Common stock; $.001 par value; authorized - 300,000,000 shares; issued and outstanding – 25,378,721 shares	25,378	25,378
Additional paid-in capital	1,478,555	1,478,555
Accumulated deficit	(2,410,640)	(2,144,631)
Total liabilities and stockholders’ equity	$453,812	$495,858

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2009			2008

Costs and expenses:
Compensation - officers, directors and consultants	$			$52,500
Professional fees		33,288		38,400

General and administrative		8,758		29,604
Repayment of Advances				10,000
Depreciation
Interest				337

Net loss applicable to common shareholders		$(42,046)		$(130,841)

Basic and diluted net loss per common share		(.01	)**	(.01	)**

Weighted average number of common shares outstanding		25,378,721		25,078,521

** Less than $(.01) per share

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(42,046)	(130,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		0
Changes in operating assets and liabilities:
Prepaid legal		0
Accrued compensation - officers, directors and consultants		52,500
Other accrued expenses		0
Net cash used in operating activities	(42,046)	(78,341)

Cash flows from investing activities:
Purchases of equipment
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from promissory note		100,000
Repayment of promissory note
Net cash provided by financing activities		100,000

Net increase in cash	(42,046)	21,659
Cash at beginning of year	45,858	51
Cash at end of period	3,812	21,710

Supplemental disclosure of cash flow information:
Cash paid for interest

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC ”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“ GAAP ”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2008 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

2.  Promissory Note

None.

3.  Related Party Transactions

None.

4.  Subsequent Events

On April 29, 2009, the Company entered into an Assignment Agreement (the “Agreement”) with Phillip Azimov and Louis-Philippe Sénécal (collectively, the “Inventors”). Pursuant to the Agreement, the Inventors assigned any and all of the Inventors’ right, title and interests in and to a new hybrid gasification system for the production of synthetic gaseous fuels (the “Gasifier”) that the Inventors have developed according to parameters provided to them by the Company. As consideration for the assignment, the Company issued to the Inventors 1,000,000 restricted shares of the Company’s common stock, with each share having an agreed upon value of $1.00 per share, which will result in an increase in the Company’s asset base by $1,000,000.  The issuance was granted based on exemptions from registration under Regulation S of the Securities Act of 1933, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

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

We own a propriety Airpump TM which allows recovery of submerged bio-waste.  The Airpump TM has been successfully tested in removing coal ash from slurry ponds and waste water from water treatment ponds.  The recovered waste can be converted into usable energy.  We are also negotiating to acquire a hybrid gasification system which will allow for the conversion of waste into synthetic gas and other forms of clean energy such as ethanol and butane.  This technology will be used to create sustainable power facilities (in the 5 to 100 megawatt range) using the bio-waste that has been harvested, which we plan to build, own and operate.

In 2009, we expect to commence three renewable energy projects to take advantage of our proprietary technologies.  Our three planned projects span the base of our operations: the United States, Canada and the United Kingdom.  All of the planned projects are joint ventures, comprised of municipal, state and federal institutions, universities, private banking and public financing.  The projects directly address local priorities for economic development, energy creation and environmental concerns.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

During the quarter ended March 31, 2009, we incurred a net loss of $42,046 compared to a net loss of $130,841 during the quarter ended March 31, 2008.  The decrease in net loss of $88,795 is due to the fact that we streamlined operations during the quarter ended March 31, 2009 and accrued compensation for the future benefit of the Company.    During the quarter ended March 31, 2009, we paid compensation and professional fees equal to $33,288 by limiting the use of outside consultants. Also during the quarter ended March 31, 2009, we paid general and administrative expenses of $8,758 which included rent, telephone, travel and other office costs.

Liquidity and Capital Resources

As of March 31, 2009, we had $3,812 in cash and $1,360,519 in current liabilities. For the three months ended March 31, 2009, we consumed $42,046 of cash in operating activities.  Total assets were $453,812 at March 31, 2009.  The stockholders’ deficit was $2,410,640 at March 31, 2009.  We have not generated any revenues from operations.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to insufficient personnel, inadequate segregation of duties, and lack of familiarity with the requirements imposed by the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009 were ineffective.

Management has implemented changes in the processing of transactions to remediate the inadequate personnel related weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first quarter of the our 2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that our disclosure and control procedures, as of March 31, 2009, were effective. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, were ineffective. Other changes will be considered as additional financial resources become available.

(b) Changes in Internal Control Over Financial Reporting.

Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our quarter ending March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009 and incorporated by reference herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
+ Filed Herewith

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY, INC.

Date: May 15, 2009	By:	/s/ Earl Azimov
Earl Azimov, President & Chief Executive Officer

Date: May 15, 2009	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer