Form 10-Q
period 2009-06-30
GLOBAL CLEAN ENERGY, INC.
filed 2009-08-14
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

(303) 369-5562
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
Yes ☐ No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2009, was $993,709 (based on the closing price of the Registrant’s common stock on that date).  Shares of the Registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of June 30, 2009: 26,378,721 shares.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL CLEAN ENERGY, INC.
Balance Sheets (Unaudited)

ASSETS

	June 30, 2009	December 31, 2009

Current assets:
Cash	$4,542	$45,858

Other assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000
Hybrid Gasification System Rights and Patent	1,000,000	–

Total assets	$1,454,542	$495,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued compensation — officers, directors and consultants	$598,968	$523,968
Accounts payable	313,616	125,688
Promissory Notes	512,400	486,900

Liabilities	$1,424,984	$1,136,556

Stockholders’ deficit:
Preferred stock; $.001 par value; authorized – 15,000,000 shares; issued — none	–	–
Common stock; $.001 par value; authorized – 300,000,000 shares; issued and outstanding – 26,378,721 shares	26,378	25,378
Additional paid-in capital	2,478,555	1,478,555
Accumulated deficit	(2,475,375)	(2,144,631)

Total liabilities and stockholders’ deficit	$1,454,542	$495,858

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009		2008

Costs and expenses:
Compensation — officers, directors and consultants		$23,750	$58,100		$23,750	$110,600
Professional fees		6,000	14,328		39,288	52,728
General and administrative		0	40,973		8,758	70,577
Depreciation		0	0		0	0
Interest and bank charges		20	255		20	592

Net loss applicable to common stockholders		$(29,770)	$(113,656)		$(71,816)	$(234,497)

Basic and diluted net loss per common share	$	**	$(.01)	$	**	$(.01)

Weighted average number of common shares outstanding		25,378,721	25,378,721		25,378,721	25,378,721

**	Less than $(.01) per share

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(71,816)	$(234,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and acquisition	1,000,000	450,000
Depreciation
Loss on sale of equipment

Changes in operating assets and liabilities:
Advances	$—	$(10,000)
Accounts Payable	187,928	44,783

Accrued compensation — officers, directors and consultants	75,000	10,566
Other accrued expenses
Net cash used in operating activities	(29,770)	(189,148)

Cash flows from investing activities:
Proceeds from sale of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from promissory note	25,500	225,000
Repayment of promissory note
Net cash provided by financing activities	25,500	225,000

Net increase (decrease) in cash	(41,316)	38,852
Cash at beginning of year	45,858	51
Cash at end of period	$4,542	$35,903

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for services and acquisition	$1,000,000	$450,000

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

2. Promissory Notes

On May 15, 2009, Sylvain McMahon loaned to the Company the amount of $25,500 in exchange for an unsecured promissory note in the same amount that accrues interest at a rate of 7.5% per annum and is due and payable in full on May 14, 2010.

3. Common Stock

On April 29, 2009, Global Clean Energy, Inc. (the “Company”) entered into an Assignment Agreement (the “Agreement”) with Phillip Azimov and Louis-Philippe Sénécal (collectively, the “Inventors”). Pursuant to the Agreement, the Inventors assigned any and all of the Inventors’ right, title and interests in and to a new hybrid gasification system for the production of synthetic gaseous fuels (the “Gasifier”) that the Inventors have developed according to parameters provided to them by the Company. As consideration for the assignment, the Company issued to the Inventors 1,000,000 restricted shares of the Company’s common stock, with each share having an agreed upon value of $1.00 per share, which will result in an increase in the Company’s asset base by $1,000,000.

The issuance was granted based on exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

Global Clean Energy was formed to develop and commercialize proprietary “R.E.S.C.U.E” technologies which recover and reform environmental salvage into clean useable energy.  As global reserves diminish, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil. The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources.  We believe we are at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas with its proprietary and innovative technologies for clean coal and other renewable energy sources.

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

We own a proprietary Airpump TM which allows recovery of submerged bio-waste.  The Airpump TM has been successfully tested in removing coal ash from slurry ponds and waste water from water treatment ponds.  The recovered waste can be converted into usable energy.  We are also negotiating to acquire a hybrid gasification system which will allow for the conversion of waste into synthetic gas and other forms of clean energy such as ethanol and butane.  This technology will be used to create sustainable power facilities (in the 5 to 100 megawatt range) using the bio-waste that has been harvested, which we plan to build, own and operate.

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

In 2009, we expect to commence three renewable energy projects to take advantage of our proprietary technologies.  Our three planned projects span the base of our operations: the United States, Canada and the United Kingdom.  All of the planned projects are joint ventures, comprised of municipal, state and federal institutions, universities, private banking and public financing.  We believe the projects directly address local priorities for economic development, energy creation and environmental concerns.

On April 29, 2009, we  entered into an Assignment Agreement (the “Agreement”) with Phillip Azimov and Louis-Philippe Sénécal (collectively, the “Inventors”). Pursuant to the Agreement, the Inventors assigned any and all of the Inventors’ right, title and interests in and to a new hybrid gasification system for the production of synthetic gaseous fuels (the “Gasifier”) that the Inventors have developed according to parameters provided to them by us. As consideration for the assignment, we issued to the Inventors 1,000,000 restricted shares of our common stock, with each share having an agreed upon value of $1.00 per share, which increased our asset base by $1,000,000.

In the second quarter of 2009 we filed two new patents, crucial components to convert bio-mass into bio-energy:

Hybrid Steam-reforming Gasifier

Gasification is the process of capturing the energy contained in solid organic bio-mass, by high temperature conversion of the material into synthetic gas. What is crucial to this process is being able to create synthetic gas in a clean and efficient manner, minimizing the energy input needed to heat the solids and maximizing the amount of energy produced. While gasification is not a new process, commercial scale gasifiers capable of processing between 20 - 100 tons per day of organic material are a challenge to design, and no current technology has proven its commercial viability.

We have undertaken the challenge of developing a viable technology in this niche. After 5 years of research and development, we expect to unveil our prototype hybrid gasifier in the 3rd quarter of 2009. We believe that the design is a radical and novel approach to gasification combining the high efficiency conversion rate of non-oxygen steam-reforming gasification, with a low-energy cost partial-oxygenation capability. We believe our design has the flexibility of gasifying a variety of organic inputs – biomass, coal, municipal solid waste – at the most efficient temperature and energy cost, while limiting emissions to a minimum.

Vortex Fluidized Pump

Clean (pure) synthetic gas and minimal emissions to the environment are key design elements of our gasifier. A key component to purifying the gas is a centrifuge which can separate and remove unwanted particulates. We have enlisted Dr. George Vatistas, one of the world’s leading authorities on vortex theory, to determine the maximum the capacity and efficiency of our recently-patented vortex pump, for both air and liquid pumping and centrifuging.  Dr. Vatistas has created a digital model of the pump and redesigns are currently being machined by Cascades Engineering. Dr. Vatistas has recently secured a collaborative grant to equip a lab designed to test the pump in vivo.

Results of Operations

We had no sales during the three and six month periods ended June 30, 2009 and the comparable periods of 2008, during which our activities focused primarily on the development and acquisition of technology required for our business, raising capital and otherwise implementing our business plan.  Our work has been concentrated on the full construction and development of our proprietary vortex pump and our hybrid gasification system.

During the three and six-month periods ended June 30, 2009, we incurred a net loss of $29,770 and $71,816, respectively, compared to a net loss of $113,656 and $234,497, respectively, during the three and six months ended June 30, 2008. Our decreases in losses for the three and six-month periods ended June 30, 2009 compared to one year ago are primarily attributable to decreased travel and office expense and decreased professional fees.  Utilizing Janory Research, which coordinates our research efforts and provides us with access to a consolidated platform of geographically-dispersed research and experts in fields relevant to our business, has streamlined our operational methodology and contributed to the reduced travel expenses experienced during the period covered by this report, as well as a reduction in our professional fees, which were $6,000 and $39,288 for the three and six month periods ended June 30, 2009, respectively, as compared to $14,328 and $52,728 for the three and six month periods ended June 30, 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009 we had $4,542 in cash and $1,424,984 in current liabilities. For the three months ended June 30, 2009, we spent $29,770 for operating activities. Total assets were $1,454,542 at June 30, 2009, due to the acquisition and patent filing of the vortex pumping unit and hybrid gasification system. We have not generated any revenues from operations to date.

We have yet to begin construction of BOO plants or ethanol producing plants. Since August 2006, we have been engaged in organizational activities, including developing a strategic operating plan, entering into a license agreement and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing at cost-effective rates. Management anticipates beginning construction of a plant within the next 6 to 12 months and expects to complete the project within the next 30 to 36 months. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital at cost-effective rates or achieving profitable operations. Frequently, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended, management previously determined that our disclosure controls and procedures were not effective as of December 31, 2008.  As discussed below, during the six month period ended June 30, 2009, management has implemented changes in the processing of transactions which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.  These changes include action taken to remediate the previously-identified weakness in our disclosure controls and procedures.

As previously reported, management identified as of December 31, 2008 a weakness in our disclosure controls and procedures related to insufficient personnel, inadequate segregation of duties, and lack of familiarity with the requirements imposed by the Exchange Act, which resulted in our failure to include management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2008.   Management has implemented changes that were designed to remediate the inadequate personnel related weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes were implemented during the first and second quarters of our 2009 fiscal year. Management believes that the changes implemented have strengthened the overall control over financial reporting.  As a result of such changes, we believe that the previously identified weakness in our disclosure controls and procedures no longer exists.  Such changes we believe are sufficient to conclude that our disclosure and control procedures, as of June 30, 2009, were effective.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1
Assignment Agreement, dated April 29, 2009, by and among Philip Azimov, Louis-Philippe Sénécal and the Company (incorporated by reference from the Company’s Current Report onForm 8-K filed on May 12, 2009).

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

GLOBAL CLEAN ENERGY, INC.

Date: August 14, 2009	By:	/s/ Earl Azimov
Earl Azimov, President

Date: August 14, 2009	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer