Form 10-Q
period 2009-09-30
GLOBAL CLEAN ENERGY, INC.
filed 2009-11-12
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30, 2009 was $1,209,860 (based on the closing price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 30, 2009: 29,128,721 shares.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)

September 30, 2009

	Sept. 30, 2009	Dec. 31, 2008
ASSETS

Current assets:
Cash	$3,860	$45,858
Other Assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000
Hybrid Gasification System Rights and Patent	1,000,000	----

Total assets	$1,453,860	$495,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued compensation - officers, directors and consultants	655,968	523,968
Accounts Payable	417,580	125,688
Promissory Notes	535,150	486,900
Liabilities	1,608,698	1,136,556

Stockholders’ equity:
Preferred stock; $.001 par value; authorized - 15,000,000
shares; issued - none		--
Common stock; $.001 par value; authorized - 300,000,000
shares; issued and outstanding – 29,128,721 shares	29,128	25,378
Additional paid-in capital	2,478,555	1,478,555
Accumulated deficit	(2,662,521)	(2,144,631)
Total liabilities and stockholders’ equity	$1,453,860	$495,858

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008
Costs and expenses:
Compensation - officers, directors
and consultants		$4,823	$134,962		$28,573	$245,562

Professional fees			74,194		39,288	126,922
General and administrative		18,039	23,684		26,797	94,261
Depreciation		0	0		0	0
Interest and bank charges		99	893		119	1,485

Net loss applicable to common
stockholders		$(22,961)	$(233,733)		$(94,777)	$(468,230)

Basic and diluted net loss per
common share **	$	**	$(.01)	$	**	$(.01)

Weighted average number of
common shares outstanding		26,628,721	25,378,721		25,795,387	25,378,721

**	Less than $(.01) per share

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(94,777)	$(468,230)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services and acquisition	1,255,750	450,000
Depreciation
Loss on sale of equipment

Changes in operating assets and liabilities:
Advances
Accounts Payable	417,580	44,625
Prepaid legal
Accrued compensation - officers, directors and consultants	655,968	225,724
Other accrued expenses
Net cash used in operating activities	(22,961)	(197,881)

Cash flows from investing activities:
Proceeds from sale of equipment
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from promissory note	22,750	225,000
Repayment of promissory note
Net cash provided by financing activities	22,750	225,000

Net (decrease) in cash	(41,998)	27,119
Cash at beginning of year	45,858	51
Cash at end of period	$3,860	$27,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Supplemental disclosure of noncash investing and
financing activities:
Common stock issued for services and acquisition	$1,255,750	$300,000

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC ”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2008 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

2. Promissory Notes

On September 15, 2009, Mario Nadeau loaned to the Company the amount of $22,7500.00.  The loan is evidenced by an unsecured promissory note in the same amount that accrues interest at a rate of 7.5% per annum and is due and payable in full on September 14, 2010.

3. Common Stock

The Company issued 2,750,000 shares of common stock for consulting services valued at $255,750.  The shares were issued pursuant to the Company’s 2007 Stock Incentive Plan, which shares were registered pursuant to a registration on Form S-8 which was filed with the SEC on September 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

Global Clean Energy was formed to develop and commercialize proprietary “R.E.S.C.U.E” technologies which recover and reform environmental salvage into clean useable energy.  As global reserves diminish, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil. The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources.  We believe we at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas with its proprietary and innovative technologies for clean coal and other renewable energy sources.

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

We have undertaken the challenge of developing a viable technology in this niche. After 5 years of research and development, we expect to unveil our prototype hybrid gasifier in the 4th quarter of 2009. We believe that the design is a radical and novel approach to gasification combining the high efficiency conversion rate of non-oxygen steam-reforming gasification, with a low-energy cost partial-oxygenation capability. We believe our design has the flexibility of gasifying a variety of organic inputs – biomass, coal, municipal solid waste – at the most efficient temperature and energy cost, while limiting emissions to a minimum.

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

Results of Operations

We had no sales during the three and nine month periods ended September 30, 2009 and the comparable periods of 2008, during which our activities focused primarily on the development and acquisition of technology required for our business, raising capital and otherwise implementing our business plan.  Our work has been concentrated on the full construction and development of our proprietary vortex pump and our hybrid gasification system.

During the three and nine-month periods ended September 30, 2009, we incurred a net loss of $22,961 and $94,777, respectively, compared to a net loss of $233,733 and $468,230, respectively, during the three and nine months ended September 30, 2008. Our decreases in losses for the three and nine-month periods ended September 30, 2009 compared to one year ago are primarily attributable to decreased travel and office expense and decreased professional fees.  Utilizing Janory Research, which coordinates our research efforts and provides us with access to a consolidated platform of geographically-dispersed research and experts in fields relevant to our business, has streamlined our operational methodology and contributed to the reduced travel expenses experienced during the period covered by this report, as well as a reduction in our professional fees.

Liquidity and Capital Resources

As of September 30, 2009 we had $3,680 in cash and $1,608,698 in current liabilities. For the three months ended September 30, 2009, we spent $22,961 for operating activities. Total assets were $1,453,860 at September 30, 2009. We have not generated any revenues from operations to date.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Company’s Current Report on Form S-8 filed with the SEC on August 31, 2009  and incorporated by reference herein.

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

_______________
+ Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY, INC.

Date: November 12, 2009	By:	/s/ Earl Azimov
Earl Azimov, President

Date: November 12, 2009	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer