Form 10-K
period 2009-12-31
GLOBAL CLEAN ENERGY, INC.
filed 2010-04-15
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30303

GLOBAL CLEAN ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Maryland	No. 84-1522846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6040 Upshaw Dr. #105 Humble, Texas	77396
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(281) 441-2538

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on April 12, 2010, was $1,077,973 (based on the closing price of the registrant’s common stock on that date).

38,803,721 shares of Common Stock were outstanding at April 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

GLOBAL CLEAN ENERGY, INC.

10-K for the Year Ended December 31, 2009

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

When used in this report, the terms “Company,” “GCE,” “we,” “our” and “us” refer to Global Clean Energy, Inc.

PART I

ITEM 1.  BUSINESS

Introduction

Global Clean Energy, Inc., a cleantech corporation, develops and markets proprietary technology in waste to energy management.  With the growing awareness for the need to develop alternative sources of energy, both established and startup companies are entering into the field utilizing a multitude of technologies including bio, solar, wind, geothermal and hydrogen energy.  Our focus is organic waste recovery.  We have developed two complementary technologies to salvage and reform waste from a variety of sources to produce a variety of clean energy byproducts.  We believe that we are well-positioned to exploit fully the opportunities presented by the government policies and programs that are setting the agenda for the alternative energy industry.  We are at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas, with proprietary and innovative technologies for clean coal and renewable energy and international partners in business, university, consulting and engineering.

Our Mission

R.E.S.C.U.E™ -- Reforming Environmental Salvage into Clean Usable Energy

Global Clean Energy, Inc., in collaboration with Concordia University and Cascades Engineering, a division of Cascades Canada Inc., one of Canada’s largest paper manufacturers, have spent two years researching and developing technology to recover and reform synthetic fuel from waste containing a wide variety of carbon byproducts.   The result was the filing of two proprietary patents:

•	the AirPump™ that utilizes Vortex technology to efficiently separate waste and recover carbon from extracted material; and
•	a hybrid steam gasifier, the G2G Steam Reformer, a world’s first in gasification technology.

Both technologies, with accomplished proof-of-concept, constitute the foundation of GCE’s mission: to produce clean energy by clean, sustainable methods and lead an industrial revolution in waste management and disposal.

We are focused on global markets, energy and environmental concerns.  To accomplish our projects, we are supported by engineering, procurement, construction and research partners. These business relationships form the core of our ability to design, develop and supply technology for a wide-range of applications. In this regard, GCE is engaged in and currently accepting orders for projects: which can benefit from mid-range (5 to 100 megawatt equivalent) converted energy production; and which can benefit from the use of our proprietary AirPump™.

What begin as a search for best of breed technologies to convert waste and biomass into clean renewable energy, has evolved and expanded into five areas of active business development:

•	research and development of new technologies;
•	international joint-ventures to develop waste-to-energy projects;
•	offering technology and services for environmental ash cleanup operations;
•	expanding into renewable energy production; and
•	seeking public financing for projects in the green energy sector.

Business Summary

As global reserves diminish, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil.  The combination of fears about declining conventional oil reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East and elsewhere, has generated tremendous interest in developing alternative energy sources.

Our Technology

The AirPump™

Existing slurry lagoons in the mining, fossil fuel and pulp and paper industries pose a serious threat to the environment, world-wide.  These slurry lagoons can cause disaster to their surrounding environment. In February 1972 in Logan County, West Virginia, over 100 million gallons of coal slurry breached from holding dams, flooding the Buffalo Creek River system. Besides the $50 million of damage and long-term impact to the eco-system, 125 people were killed, a thousand others injured and thousands of others left homeless.  The massive spill in Dec. 2008, where a billion gallons of ash slurry breached from just one of the more than 100 slurry lagoons in Kentucky, highlights the urgency to address the problem. Similar situations can be found across the globe. In the current tar-sand operations in northern Alberta, Canada “at least 90% of the fresh water used in the oil sands ends up in ends up in tailing ponds so toxic that propane cannons are used to keep ducks from landing.   Evidence points to the fact that these ponds are already leaching into Canada’s major freshwater system.

Designed to address the challenge of emptying deep slurry lagoons created during mining, fossil fuel and pulp-and-paper production, our  proprietary cyclonic pump can recover massive amounts of toxic waste to be reformed into an alternative energy resource using the G2G.  The device uses only compressed air to create a tornado-like effect inside a circular chamber, employing no moving parts. The resulting low pressure system in the chamber draws materials in at the base, spinning and propelling the material upwards with great force, increasing in power the deeper it descends.  In stark contrast to conventional submersible dredging devices that contain screws or impellers, this device has no impediments to the flow of material, nor does it employ components that can break, wear out or be damaged by abrasive materials.  Nor are there electrical components that could complicate safe operation under water and in other hazardous environments.

Unlike heavy equipment which cannot be used in close proximity to industrial waste lagoons or in difficult to access locations, the AirPump™ is lightweight and easily attached to the end of solid or flexible pipe, making it relatively simple to deploy or redirect, posing little or no safety hazard to the operator.

The unique design of the AirPump™ makes it an excellent investment for any industry requiring extraction-based clean up.  We believe that the Canadian oil sands, already a divisive and controversial issue for governments and environmental organizations, would benefit from this technology.  The AirPump has been used by UK Coal to empty an accumulation of coal slurry lagoons for land recovery, redevelopment and biofuel production.

Enhanced AirPump Design

A new water-based version of the AirPump™ is currently being developed based on the research assistance of Dr. George Vatistas, Professor of Mechanical and Industrial Engineering at Concordia University and former Associate Dean of Engineering.  Being one the world’s leading experts in vortex systems, Dr. Vatistas has over 30 years of experience in both theoretical and practical work on vortices in nature.  The expected applications for the enhanced AirPump™ will include above surface pumping of liquids and slurries, allowing us to offer both land and water-based dredging and pumping technologies.

AirPump Advantages and Applications

The advantages of the AirPump™ are multiple. The simplicity of its design means that it requires no special training to operate. Running on compressed air, water, or inert-gases, there are no electrical components.  This allows the pump to operate safely in hazardous environments, such as underwater or in mineshafts.

As compared to standard dredging devices which contain screws or impellers, there are no impediments to the flow of material through the pump, nor are there any components which can wear out, stuck or be damaged by abrasive materials (rocks, sand, tar etc). The pump can be directed and pin-point way, causing minimal impact to the surroundings where it is operated.

The G2G Steam Reformer – the future of pyrolytic gasification

Gasification, a thermal process by which feedstock (i.e. fossil fuels, plastics, solid wastes and biomass) is converted to synthetic fuel gas (syngas), has been used in some form for almost 30 years as a viable waste-to-energy, or WtE technology.  But existing gasification plants use air or oxygen to combust feedstock, releasing toxic nitrogen and sulfur compounds.  By contrast, our steam-reforming method minimizes those toxins by processing materials in an oxygen-starved environment.  Our solution for gasification is a process by heating organic material at high temperature (>700°C) and controlling the amount of oxygen it combines, producing a synthetic gas commonly referred to as Syngas, while minimizing emissions.  At very high temperatures toxic, medical and even nuclear waste can be processed in a safe and clean manner. Additionally, Syngas can be used as an energy source of heat or electricity, converted to Hydrogen gas or liquid fuels such as ethanol and methanol, making it a highly versatile source of energy.

Moreover, unlike most existing gasifiers which are designed exclusively for a single or limited input feedstock, the G2G is designed to accept and process a wide range of carbonaceous materials including coal, plastic, rubber, Municipal Solid Waste, or MSW.

Consequently, the G2G is a substantial upgrade over the incineration processes currently used for MSW disposal because:
•	in contrast to incineration, gasification is a cleaner process, with higher carbon conversion efficiency;
•	in the absence of oxygen, minimal nitrogen and sulfur emissions are produced;
•	emissions are controlled by scrubbing to remove contaminants;
•	gasification plants are quicker and less expensive to build than incinerators; and
•	the resulting syngas can be used directly to power gas engines (and potentially hydrogen fuel cells) or be catalytically converted to liquid hydrocarbon fuel such as kerosene or diesel.

CGE’s hybrid gasification technology, already in next-stage development presents a virtually limitless opportunity for biofuel production, waste management and toxic waste clean-up.

Current Projects

Salaberry-de-Valleyfield, Québec –

On December 9, 2009, the City of Salaberry-de-Valleyfield announced field testing of our gasification technology to convert MSW and industrial waste to synthetic gas and biodiesel.  The funding from this initiative came from the Canadian government through the Green Municipal Fund of the Federation of Canadian Municipalities.

This project is designed to significantly reduce the amount of waste the city sends to landfill and to generate substantial savings on transportation and disposal of waste.  We expect that ongoing collaboration between us and the city will also result in a new source of biodiesel to fuel some city installations and municipal vehicles at a reduced energy cost.

Phase Two of the project will gasify 5,000 metric tons of MSW per year.

Phase Three will establish a regional MSW sorting centre including construction of a gasification plant capable of processing 30,000 metric tons of waste per year, or more depending on the feedstock.

 We believe that the full-scale gasification project in Phase Three will accomplish the following:
•	eliminate 9,000 truckloads of MSW per year from landfill;
•	produce 10,000,000 gallons of fuel from MSW and industrial waste products;
•	reduce collateral greenhouse gas emissions at landfill sites; and
•	reduce vehicle emissions from transportation of waste material to landfills.

This venture affords us a unique opportunity to advance our research and development in an industrial park with an endless supply and variety of feedstock.  And it functions as a prototype for the future of MSW management which is still being defined by an evolution of government policy.

For example, the Quebec government recently announced that municipal regions will be required to recover 65% of all waste generated by their citizens, businesses and institutions in order to divert as much waste as possible from landfill (“Transformer les poubelles en combustible”, La Presse, January 26, 2010).

The province of Quebec has commenced with mandating the production of bio-fermentation and composting solutions for its organic waste to reduce landfill requirements.  The challenge of non-organic waste has not been dealt with and will continue to require disposal. These policies accord us the authority to establish gasification as a necessary supplement to tri-composting and biomethanization and as a new standard for the construction of waste treatment and processing facilities.

Salaberry-de-Valleyfield’s need for small-scale, local energy production accurately mirrors the needs of other municipalities and offers a valuable opportunity to demonstrate how gasification works and how local biofuel production can be incorporated into future public works and urban planning projects.

We believe that a functional 125 mtpd gasification plant has enormous commercial potential.  Beyond managing MSW, generated on average in developed countries of 1 ton per person per year, the same gasifier can be commissioned for uses in any energy reformation application involving carbon-rich feedstock, including turning coal into natural gas.

UK Coal – Clean Coal Gasification

In 2002, we approached UK Coal with the intention of reforming coal into synthetic gas. Current industrial incineration of coal produces energy by burning coal with oxygen, resulting in emissions that are harmful to the environment.  Subsequently, we entered into a Memorandum of Understanding with UK Coal to dredge slurry ponds for land recovery.

Economic conditions in the UK and their impact on UK Coal have delayed proposed dredging and land recovery and rehabilitation projects outlined in a Memorandum of Understanding.   GCE is developing strategies for the newly-elected government (regardless of who wins) that allow GCE and UK Coal to follow through on their commitments. A physical operating presence in England will enhance GCE’s profile as an international company and serve as an entry point to other EU nations.

UK Coal is an attractive strategic partner, as it has millions of tons of untapped coal slurry; in lagoons at old deep mine sites near Doncaster in North East England can provide an excellent feedstock source for the GCE Gasifier. The slurry can be reformed into Syngas and from there converted into electricity. UK Coal has expressed a wish to buy all Syngas produced from this plant to generate electricity for their own use.

Furthermore, UKC has assigned 30 acres of land adjacent to its Kellingley Colliary for GCE to site and develop a gasification plant.  Additionally, UKC holds all relevant and necessary permits for GCE to build and operate its PSR technology on this site, which could possibly advance by months the time and costs that would otherwise be required in planning and meeting regulatory requirements. GCE is also being supported by NISP (National Industrial Symbiotic Programme), a UK Government department under the Department of Trade and Industry, to accelerate this project to a speedy and successful start.

Our site at Kellingley is slated to process 125 tons per day of coal and other feedstock. These other feedstock alternatives will include plastics (including car plastics), tires, sewage cake, paper, cardboard, municipal waste, disposal diapers and biomass (e.g., corn stalks, willow and paper mill pulp).

We will show a greater profit by including feedstocks which have tipping fees, as the net cost of feedstock will be effectively zero. Although it is too early to state with assurance, we also believe that the sale of Renewable Obligation Certificates (ROCs) which are credits for reductions in carbon dioxide emissions) could be profitable for us.

World-Wide Connections and Opportunities

We benefit from board members who reside in Canada and the USA and who bring their contacts and regional expertise to the table.  In the UK, the focus for GCE has been on helping find innovative ways to take advantage of its huge coal reserves. In Canada, a country blessed by natural resources, the focus is on developing green energy systems.

In the USA, head-office of GCE, the focus has been on renewable energy production where President Obama has proposed to make renewable energy a central initiative for the government.

Plans for Future Development

•
We are studying a plan to acquire a former shrimp farm in Texas for algae production.  For now, the infrastructure modification costs seem too high and the undertaking may be too much of a distraction from GCE’s core business.  However, from our head office in Houston, GCE will continue to monitor relevant developments in biomass production and preparation and will apprise us of financing opportunities with local bodies to set up operations in the city’s renewable energy park;

•	We plan to commercial license the AirPump™ to expedite deployment across a range of industries and generate seed revenue for other projects;

•	We intend to continue exploratory discussions with a motivated third-party to design and build mobile gasification testing units;

•	We hope to complete a scaled-up design of a 100-200 ton stackable gasification unit for manufacturing by 2013;

•	We anticipate developing working relationships with representative bodies and associations of industries that would most benefit from our two core technologies;

•	We plan to advance education at all levels of government about gasification and vortex pump technology to facilitate technically-informed budgetary/funding decisions;

•	We intend to create working partnerships with waste preparation, engineering, construction, and recycling companies to secure a position in the first wave of the emerging MSW industry; and

•	We hope to expand GCE’s presence in the research and development cycle of universities and research centers in Canada, the U.S. and overseas.

THE ALTERNATIVE ENERGY INDUSTRY

We believe that we are well positioned to take advantage of the tremendous opportunities in the mushrooming alternative energy industry due to our technology, project development approach and financial engineering expertise.  We are structured to be a low-cost supplier in its selected market niches and will be positioned to survive periods of market weakness and to thrive during market expansions.

The combination of fears about declining conventional oil and gas reserves, increasing demand from developing countries like India and China, and dependence on unstable suppliers in the Middle East, Russia and elsewhere, has generated tremendous interest in developing alternative energy sources. As oil and gas prices reached an all-time high this year, most experts agreed that the increasing costs of tapping non-conventional oil sources and growing world-wide demand for oil will create powerful long-term opportunities for alternative energy. As global reserves diminish, ethanol, methanol, biodiesel and other synthetic fuels are now regarded as realistic alternatives to oil.

Alternative energy will experience very rapid increases in demand, as energy markets experience substantial growth in demand, because there is little near-term ability to increase conventional oil production. Low cost (and well funded) alternative energy supplies are most likely to survive market fluctuations, as it has been demonstrated recently.  Under these circumstances, feedstock for waste and biomass-based technologies will quickly become a limiting factor and only those alternative energy producers with access to feedstock supplies at reasonable prices will be able to take full advantage of the opportunity. Thus, in the face of potentially wide swings in market conditions, we believe that we will be well-positioned to be successful due to its low cost of production and ability to negotiate long-term feedstock supply and off-take agreements (preferably at fixed prices).

COMPLEMENTARY NEXT-GENERATION TECHNOLOGIES

We recognize that alternative energy technologies are evolving rapidly and that other technologies that are likely to emerge may provide for various applications. These technologies will allow us to develop projects over a wider size range and broader scope of potential feedstock. We currently employ a number of industry consultants to help us broaden our search for complementary technologies.

THE CURRENT MARKET

We believe we can become a significant niche player in the massive world-wide energy market by developing and operating “private power” R.E.S.C.U.E projects primarily for industrial and public sector entities that have waste disposal and on-site or near-by energy requirements.  There is a tremendous opportunity for providing BOO (Build-Own-Operate) plants that have access to waste or low-cost feedstock and provide the bulk of the output to the local hosts, thereby avoiding direct competition with large utility-scale generators and suppliers.

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

Another important trend is the growing role of public policies in setting energy and waste disposal prices. For example, in some of our target markets, energy use taxes have pushed retail prices of gasoline as high as six dollars or more, versus half that in the United States. Similarly, limitations on land disposal option and higher tipping fees and taxes have made some waste disposal costs as much as twice as expensive as they are in the United States. In addition, carbon taxes and tradable emissions permits for carbon dioxide and other greenhouse gases are increasingly changing the relative costs of different fuels. These trends are likely to continue as various countries allocate give different priorities in dealing with environmental problems and global warming. We anticipate the developed countries as being most likely to take the lead in the near-term, with developing countries following suit.

Marketing Plan

We will focus on projects for industrial and municipal facilities that have low-cost fuel supplies and on-site gas, electricity and/or process heat needs. These facilities typically prefer to purchase their energy (and where necessary, waste disposal services) from third parties.  Our primary product offering, therefore, is anticipated to be a one-stop, full-service, third-party source for generating on-site Syngas, heat, electric power, and/or ethanol or other liquid fuels from locally available waste or low-cost fuel sources.

We intend to be a leading supplier of mid-size, on-site gasification facilities by providing the best suited technology at a competitive price.  We will initially offer a range of gasifiers and associated gas-to-liquids technology, but will ultimately utilize whatever equipment is best at the time.  We will target creditworthy public and private sector clients across a broad range of industries and geographic regions in order to diversify and reduce market risks.  If it is successful in penetrating the UK, Canadian and U.S. markets, we intend to expand to other international markets targeting clients with similar profiles.

We will be prepared to enter into energy savings contracts, either in partnership with existing energy service companies (ESCOs) or on an independent basis. Where clients want to participate directly in potential cost savings, we will price our gasification projects to be competitive with other vendors, but will compete on the quality of the technology and responsiveness to client needs, rather than on price.

Target Markets

The market segment being targeted by we is mid-scale applications, especially industrial and municipal facilities that generate or process waste materials and need on-site energy for their own use.  In addition, where appropriate low-cost or no-cost waste feedstock is available, we plan on developing stand-alone “merchant” energy facilities. With our suite of technologies, we believe that the costs of providing energy from low-cost feedstock such as poor-quality coal, agricultural wastes, or industrial byproducts are quite low.  Given anticipated low production costs, we can stand on our own as a producer of energy at most locations where low-cost feedstock supplies are available. However, we can more easily insulate itself from broad price fluctuations through the use of longer-term feedstock supply and energy purchase agreements by concentrating primarily on the on-site segment.

Target Clients

GCE will target governments including municipalities and industries such as food, paper and chemical products, all of which have substantial demand for process heat, as well as electric power (and often liquid fuels for their vehicle fleets).  Priority will be given to those companies that are in a position to enter into both feedstock supply and energy off-take agreements either on a fixed-price or toll-processing basis.  In this way, GCE will insulate itself from feedstock and energy market price fluctuations for its first plants.

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

Competition

Only a handful of companies (e.g., Intrinergy, Blue Fire Ethanol, Range fuels, Plasco) are focused on the “inside-the-fence” market segment and most of these are emphasizing the United States market because of its size. Of these companies, we are not aware of any that have the combination of worldwide licensing rights to specific technologies, together with a focus on all promising markets around the globe. This combination of preferred access to some of the most promising gasification technology, together with the ability to source other technologies more suited for particular applications, represents a significant barrier to market entry for most potential competitors.

Another barrier to entry is the difficulty that most private firms have in accessing capital markets to finance BOO projects.  GCE’s ability to access well proven technology with an excellent track record means that lease finance is available for the plant and ancillary equipment and, in the UK at least, no property costs.

Research and Development

We expect to focus our research and development on designing, developing and testing the technologies that we offer or will offer to our customers. A primary goal will be to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands and remain competitive in the marketplace. During the fiscal year ended December 31, 2009, over $2,000,000 was allocated towards research and development expenses.

For 2009-2012, research facilities are being set up at and in conjunction with Concordia University in Montreal, Canada. On site research at our the City of Salaberry-de-Valleyfield and Kingsley Falls, Quebec is being done with the assistance of funding from the Canadian Federal Governments’ Green Municipal Fund of the Federation of Canadian Municipalities.

Along with research being conducted by Dr. Vatistas to hone the design of the AirPump™, GCE is looking to expand into other areas of research with the University, including cyclonic separation of materials (e.g. coal from slurry) and coal to liquid reforming.

The company is continuing extensive research on the efficiency and ongoing developments of feedstocks for biomass fuel conversion.  The company continues to pursue the acquisition of a pilot demonstration site with particular emphasis on algae and jatropha development.

Patents

Global Clean Energy, Inc., acquired the entire right, title and interest in and to a static fluid mixing pump device, set forth in a Patent application for Letters Patent of the United States, filed on June 30th, 2008 as U.S. Application No. 61/129, 484; as well as the inventions and Application for Letters Patent of the United States, and in and to any Letters Patent of the United States to be obtained therefore and thereon from Mr. Philip Azimov for the consideration of 300,000 shares of our Common Stock.

We also in 2009 acquired the entire right, title and interest in a proprietary Hybrid Gasification System, set forth in a Patent application for Letters Patent of the United States, filed on March 24, 2009 under #61/202,671, as well as the inventions and Application for Letters Patent of the United States, and in and to any Letters Patent of the United States to be obtained therefore and thereon from Mr. Philip Azimov and Mr. Louis-Phillipe Senecal for the consideration of 1,000,000 shares of our Common Stock valued at $1,000,000 for such assignment.

Government Incentives and Policies

The Obama administration has made as a cornerstone of  the United States Federal Governments’ efforts to expand and support   research into renewable energy.  The present laws such as the governments’ loan guarantee program have been put on a “fast track” for utilization.  In the US proposals, included is $75 billion over 10 years to establish a permanent tax credit for research and experimentation for all forms of renewable energy.  Additionally, the US budget includes $20 billion in tax incentives for clean energy and $39 billion for biomass fuel development.  It is the intention of the new administration to create 3.5 million jobs in the renewable energy sector.

To take advantage of the tremendous growth in monetary support by the Federal government, over the last two months, we have become a registered and approved company with the following required entities:    www.ccr.gov. , www.grants.gov., ORCA, and FEDBIZOPPS.gov.

The staff of Global Clean Energy has throughout the year been engaged with meetings in Washington, D.C. and other sites in the US to take the fullest advantage of monies available in the renewable energy field.

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

Employees

The company at present has 4 full time employees, 12 consultants on a project basis and a network of  subcontractors.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at www.sec.gov.

Corporate History

Global Clean Energy, Inc. (“GCE”), a Maryland corporation, was incorporated on November 8, 2007.  GCE is successor to Newsearch, Inc. (“Newsearch”), a Colorado corporation, which was incorporated on December 3, 1999.  Newsearch was dormant until August 20, 2002, when it acquired Panache, Inc. (“Panache”), a Colorado corporation, and Panache became a wholly-owned subsidiary of Newsearch.  Panache was incorporated under the laws of Colorado on May 18, 1998, and sold women’s apparel under its trade name, “The Ollie Collection,” on a wholesale basis primarily through its display showrooms at the Denver Merchandise Mart. In addition, Panache represented several manufacturers of women’s apparel and accessories and also bought and resold women’s apparel and accessories for its own account, for resale. Panache ceased operations in June 2004, when it determined that its business plan could not be executed due to a lack of operating capital and prospects for raising adequate funding, and was later dissolved in January 2005. Newsearch was dormant from July 2004 through July 2006 when it began operating in furtherance of its current business plan.

By stockholder approval, on November 13, 2007, Newsearch’s state of incorporation was changed from Colorado to Maryland and at the same time, Newsearch changed its name to Global Clean Energy, Inc ..

Internet Web Site

Our website is located at http://www.globalcleanenergy.net.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

We are in need of additional funds to operate our business without which we may not be able to continue to operate.

Currently, we do not have any financing arrangements in place.  We may need to raise additional funds through the issuance of equity and/or debt through private placements or public offerings to provide financing to meet the needs of our long-term strategic plan.  If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution of their ownership interests.  Similarly, the incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. If financing is not available or obtainable within the next three months, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

If gasification/PSR technology does not gain broad commercial acceptance, our business will be materially harmed and we may need to curtail or cease operations.

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

Our directors and officers, as a group, control approximately 40% of the Company’s current outstanding shares of common stock. These directors and executive officers may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of Company decisions, or have the effect of delaying or preventing corporate actions that may be in the best interests of all our stockholders.

Our common stock is listed for trading on the OTC Bulletin Board and may fluctuate significantly.

Our common stock is currently traded and quoted on the OTC Bulletin Board.  The quotation of our common stock on a securities market or exchange does not assure that a meaningful, consistent and liquid trading market will ever exist.  Our stock is a penny stock and there are significant risks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On April 1, 2010, the Company moved its principal executive office to 6040 Upshaw Dr. #105, Humble, Texas 77396.  The space is sublet from Houston Industrial Materials at a monthly charge of $1,500.  Houston Industrial Materials is owned by the Company’s Chairman, Gerald Enloe.  This space is temporary until actual space needs for the Texas office are determined.  The Company also leases space in Montreal for its Canadian operations from Adessky Law Firm which is owned by the company’s CFO and Director, Kenneth Adessky.  The lease is month to month at a rate of $3,500 which includes computer service, secretarial service, telephones and office and conference room space.

ITEM 3.  LEGAL PROCEEDINGS

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

PART II

ITEM 4.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the OTC Bulletin Board (“OTCBB”) on October 3, 2008 under the trading symbol “GCEI”.

The following table shows the high and low bid prices of our common stock as quoted on the OTCBB by quarter since October 3, 2008 (when our shares began trading) and for each quarter thereafter through December 31, 2009, and for the first quarter of 2010.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

Fiscal Year
ended December 31	Quarter	High	Low

2008	Fourth Quarter (from October 3, 2008)	$1.50	$.10

2009	First Quarter	$.25	.05
	Second Quarter	.41	.09
	Third Quarter	.20	.04
	Fourth Quarter	.10	.04

2010	First Quarter (through April 13, 2010)	$.17	.06

The high and low bid prices for shares of our common stock on April  12, 2010 was $.10 and $.06 per share, respectively.

Holders

As of April 12, 2010, we had 174 shareholders of record and 38,803,721 shares of Common Stock issued and outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted	under equity
	issued upon	average	compensation
	exercise	exercise price of	plans
	of outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan category	and rights (a)	and rights (b)	column (a)) (c)

Equity compensation plans approved by
security holders

2007 EMPLOYEE STOCK COMPENSATION
PLAN	2,250,000	255,750	2,750,000

Equity compensation plans not approved by
security holders

NONE	N/A	N/A	N/A

Total	2,250,000	255,750	2,750,000

Recent Sales of Unregistered Securities

During the year ended December 31, 2009 we issued the following  securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”): In December 2009, we issued 2,750,000 shares to our directors and executive officers to satisfy outstanding compensation payable to them in the aggregate of $300,000.  The shares were exempt from registration under the provisions of Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the fiscal year ended December 31, 2009.

ITEM 5. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

We currently plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  For the next 12 months, our Plan of Operations is to undertake the following:

•	obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund ongoing operations and the development of BOO plants in Canada and North America;

•	as available and as applicable to our business plans, apply for public funding to leverage the private capital we may raise;

•	actively pursue mergers, acquisitions and joint ventures to increase shareholder value; and

•	move quickly to secure additional opportunities to develop and operate state-of-the-art waste-to-energy plants for clients with long-term waste disposal and/or energy supply needs.

Results of Operations

During the year ended December 31, 2009 we had gross revenue $40,050, all of which was from our project in Valleyfield, Quebec.  Additionally, we have booked a receivable for $101,094 remaining to be paid on the contract.  The plan to turn research into revenue is succeeding and testing our proprietary equipment is making tremendous progress.   Our loss for the year was reduced to $144,843 versus a $668,231 loss in 2008.  The ability of the company to use consultants and operate with as little overhead as possible has made such a turnaround possible.  General and administrative cash outlays were reduced from $99,221 to $40,128.  Utilization of our stock to help offset our compensation expenses from $245,562 in 2008 to $92,083 in 2009.

Liquidity and Capital Resources

Our cash on hand totaled $3,280 on December 31, 2009.  During the same period our working capital deficit was $114,843.  This deficit resulted from ongoing expense related to implementing our business plan with limited revenues to date.  However we did record its’ first revenue of $40,050. Stockholders’ deficit was $2,289,474 at December 31, 2009.

We have yet to begin construction of BOO plants. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing at cost-effective rates. Management anticipates beginning construction of a plant within the next 12 to 18 months and expects to complete the project within the next 36 to 42 months. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet its cost structure and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital at cost-effective rates or achieving profitable operations. Frequently, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

To ensure sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We have estimated our operating expenses for the period from January 2010 to December 2010 will approximate roughly $1,800,000, excluding engineering costs related to the development of our BOO plants.

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

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 and the audit report thereon of Larry O’Donnell, CPA, P.C., are included in this annual report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control Over Financial Reporting. Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the Evaluation Date.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 8A. (T)  CONTROLS AND PROCEDURES.

Not applicable.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of April 12, 2010:

Name	Age	Position(s) with the Company

Gerald Enloe	61	Chairman of the Board

Earl Azimov	47	President, Chief Executive Officer and Director

Kenneth S. Adessky	46	Chief Financial Officer, Secretary and Director

Paul Whitton	64	Vice-President and Director

Gerald Enloe:. Mr. Enloe has served as a director and as Chairman of the Board since April 30, 2009.  Since 1991, Mr. Enloe has served as President and CEO of Houston Industrial Materials, Inc., a construction materials supplier.  He has 25 years of experience in the environmental remediation business.  He has also served as Chairman and a Director of other public companies.  Mr Enloe was Chairman of Element 21 Golf , Inc from 2002-2006.

Dr. Earl Azimov: Dr. Azimov has served as a Director since August 2006. Mr. Azimov served as our Chairman from August 2006 to April 30, 2009.  Dr. Azimov is currently the Chief Executive Officer of Miazzi Ventures Inc., a merchant bank that he co-founded that has assumed leadership roles in early stage companies since 1996, including Mamma.com, which was sold in 1999 for an eight-figure valuation. In addition, from 2003 through early 2007, Dr. Azimov was the co-founder and Director of Business Development for GospelCity.Com, Inc., a world leader of on-line faith-based gospel entertainment. From 1992 through 1995, Dr. Azimov was the President of Zellers Optical Centers, a company he co-founded that employed over 70 optometrists and 200 support personnel that was later sold to National Vision Associates of Atlanta, who operate the Wal-Mart Vision Centers. Dr. Azimov brings 20 years of private equity experience, focusing on seed capital investments in startup companies. He has a Bachelor of Science from the University of South Carolina and a Doctorate of Optometry from the University of Montreal — School of Optometry, in Montreal, Quebec, Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2008, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2009 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock.   Messrs. Enloe, Azimov, Adessky and Whitton failed to file a Form 4 to report shares received by them in September 2009

Term of Office

Each year the stockholders elect the members of our Board of Directors.

Board Meetings and Committees.

The Board held eight meetings in Fiscal 2009.  We expect each director to attend every meeting of the Board as well as the annual meeting.   All directors were present at the meetings of the Board in Fiscal 2009.

We do not have a standing nominating committee as our entire board of directors currently serves these functions.  There were no changes in procedures for nominating directors during the year ended December 31, 2009.  The term of office of the current directors shall continue until new directors are elected or appointed.  Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors.  The nominating committee does not have a fixed policy with regard to the consideration of any director candidate recommended by shareholders.  The Board of Directors carefully considers nominees regardless of whether they are nominated by shareholders or existing board-members.

We do not have a standing compensation committee of the Board. Compensation committee functions are performed by our Board of Directors. Mr. Adessky and Mr. Azimov, who serve on our board, are also employees of the Company.  Our Board of Directors makes decisions concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, Chief Financial Officer and employees.  Messrs. Adessky and Azimov do not participate on decisions regarding executive compensation.

The Board of Directors is the acting Audit Committee and does not have an audit committee charter.

The Board has reviewed and discussed the audited financial statements with management; has discussed with our independent auditors the matters required to by discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; the Board has received the written disclosures and the letter from our independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding our independent accountant’s communications with the Board concerning independence, and has discussed with our independent accountant their independence; and based upon the foregoing, the Board had determined that the audited financial statements set forth herein be included in this Annual Report on Form 10-K.

Our Board of Directors has determined that there is no person on our Board of Directors who qualifies as an audit committee financial expert as that term is defined by applicable SEC.  The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert.

Code of Ethics

We have adopted a Code of Ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  We will report the nature of any change or waiver of our Code of Ethics.  A copy of our Code of Ethics was filed as Exhibit 14 on the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.  A copy of our Code of Ethics will be provided to any person requesting same without charge.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.  Except as set forth in the Summary Compensation Table below, no director has received any compensation from the Company.

Director Compensation

Name	Fees earned or Paid in Cash	All other compensation (i)	Total

	($)	($)	($)
(a)	(b)	(g)	(h)
Gerald Enloe	0	0	0
Earl Azimov	0	0	0
Kenneth Adessky	0	0	0
Paul Whitton	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans

None, except for 5,000,000 shares of common stock reserved for issuance under the Company’s 2007 Stock Plan.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer.  No other executive officer or other employee received or is entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary (1)(2) ($)		Option Grants ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(e)	(f)	(g)
Earl Azimov, Chief Executive Officer	2009 2008	$ $	72,000 72,000	-- --	--	$ $	72,000 72,000

Kenneth Adessky, Chief Financial Officer	2009 2008	$ $	96,000 72,000			$ $	96,000 72,000

Paul Whitton, Vice President	2009 2008	$ $	7,000 7,000			$ $	7,000 7,000
_____________

(1)           Salary consists of compensation fees.

(2)           In December 2009, $100,000 of accrued compensation indirectly owed to each of Dr. Azimov and Mr. Adessky was satisfied through the issuance of 2,500,000 shares of Common Stock at a value of $.04 per share.

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

Employee Benefit Plans

2007 Stock Incentive Plan

We have adopted the 2007 Stock Incentive Plan for our employees, officers, directors and advisors (the “2007 Plan”). We have reserved a maximum of 5,000,000 common shares to be issued upon the grant of awards under the 2007 Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The 2007 Plan will be administered by our board of directors or a committee of directors, and will terminate June 12, 2017.  As of December  31, 2009, 2,750,000 shares have been awarded under the 2007 Plan to consultants who are not related parties for services rendered.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2010, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock. No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner (1)	Ownership	of Class (2)

Kenneth S. Adessky	9.437,500	24.3%
4150 Sainte-Catherine Street W. Suite 525 Montreal, Quebec H3Z 2Y5

Dr. Earl Azimov	8,850,000	22.8%
5737 Blossom Cote St Luc, Quebec H4W 2T2

Gerald Enloe 6040 Upshaw Dr. #105 Humble, TX 77396	103,920	*

Paul Whitton	50,000	*
2415 Shakespeare #3 Houston, Texas 77936

All officers and directors	18,441,420	47.53%
as a group (3 persons)
_____________

*Less than 1%.

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

(2)
The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares 38,803,721 of the Company’s common stock as of April 12, 2010, and each stockholder’s ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Procedures.

The Board reviews and approves all transactions between us and any director or executive officer that will, or is reasonably likely to require disclosure under the SEC’s rules. In determining whether to approve any transaction with any of our directors or executive officers, the Board will consider the following factors, among others, to the extent relevant to the transaction:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related person;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director; and

•
whether the transaction would present an improper conflict of interest for a director or executive officer, taking into consideration such factors as the Board deems relevant, such as the size of the transaction, the overall financial position of the individual, the direct or indirect nature of the individual’s interest in the transaction and the ongoing nature of any proposed relationship.

Related Party Transactions.

During 2009, we paid legal fees totaling $3,782 to a law firm of which Mr. Adessky, our CFO, Secretary and Director, is a partner.

As of December 10, 2009 the Company and Janory Capital Corporation cancelled an ongoing agreement and Janory Capital agreed to continue research and development with the Company on a pay-as-you-go basis.  Both Dr. Earl Azimov and Ken Adessky, directors and officers of the Company, have an interest in Janory.  In connection with this Agreement the Company’s $95,550 payable to Janory was cancelled.  The company removed such amount as a payable.  In 2009 the Company paid to Janory a total of $103,465 of which Janory paid bills on behalf of the Company a aggregating $73,468 leaving a balance of $30,000 which was earned as a consulting fee.

The Board of Directors approved a payment of $100,000 to be accrued payable to Vision Capital for work done on behalf of the Company in 2009.  Vision Capital is controlled by Dr. Earl Azimov and Ken Adessky.  As Directors of the Company they abstained from such payment authorization.  In September 2009, Dr. Azimov and Mr. Adessky agreed and the Board approved the issuance of 2,500,000 shares of common stock in payment for $100,000 to each of them at the value of $.04.

Director Independence

Our current directors are Gerald Enloe, Dr. Earl Azimov, Paul Whitton, and Kenneth Adessky. We are not currently subject to corporate governance standards defining the independence of our directors. We have not yet adopted an independence standard or policy, although we intend to do so in the near future. Accordingly, the Company’s Board currently determines the independence of each Director and nominee for election as a Director. The Board has determined that none of the Company’s directors currently qualifies as an independent director.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009, and  2008  were $0 and $5,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended December 31, 2009 and the quarterly reviews for the subsequent fiscal quarters of 2009 through the quarter ended September 30, 2009, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our Board of Directors also appointed and authorized Kenneth Adessky to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, and other services that were approved by the Board of Directors is 100%.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          1.           The financial statements beginning at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.           Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.           Exhibits included or incorporated herein:   See Exhibit Index below.

(b)

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

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 filed with the Commission on November 17, 2004).

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*

32.1	Section 1350 Certification by the Principal Executive Officer*

32.2	Section 1350 Certification by the Principal Financial Officer*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 15, 2010

GLOBAL CLEAN ENERGY, INC.
By /s/ Kenneth S. Adessky
Kenneth S. Adessky
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Enloe	Director and Chairman	April 15, 2010
Gerald Enloe

/s/Dr. Earl Azimov	Director and President	April 15, 2010
Dr. Earl Azimov	(Principal Executive Officer)

/s/ Kenneth S. Adessky	Director, CFO and Secretary	April 15, 2010
Kenneth S. Adessky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul Whitton	Director	April 15, 2010
Paul Whitton

GLOBAL CLEAN ENERGY, INC.

Financial Statements

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
Unit I
Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GLOBAL CLEAN ENERGY, Inc.

I have audited the accompanying balance sheet of GLOBAL CLEAN ENERGY, Inc. as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL CLEAN ENERGY, Inc. as of December 31, 2009, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

/s/ Larry O’Donnell, CPA, P.C.

GLOBAL CLEAN ENERGY, INC.
Balance Sheet
DECEMBER 31, 2009

ASSETS

	Year Ended December 31,
	2009	2008
Current assets:
Cash	$3,280	$45,858
Accounts Receivable – Valleyfield	101,094

Sub-Total	104,374	45,858

Other assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000
Hybrid Gasification Rights and Patent	1,000,000

Total assets	$1,554,374	$495,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued compensation—officers, directors and consultants	219,786	523,968
Accounts payable	317,979	125,688
Promissory notes	535,150	486,900

	$1,072,915	$1,136,556

Stockholders’ equity:
Preferred stock; $.001 par value; authorized – 15,000,000
shares; issued - none		--
Common stock; $.001 par value; authorized – 300,000,000
shares; issued and outstanding – 36,628,721 shares	36,628	25,378
Additional paid-in capital	2,734,305	1,478,555
Accumulated deficit	(2,289,474)	(2,144,631)

Total liabilities and stockholders’ equity	$1,554,374	$495,858

GLOBAL CLEAN ENERGY, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Revenues	$40,050
Costs and expenses:
Compensation – officers, directors and consultants	$92,083	$245,562
Professional fees	52,682	145,320

General and administrative	40,128	99,221

Interest and Bank Charges	149	1,744

Net loss applicable to common shareholders	$(144,843)	$(668,231)

Basic and diluted net loss per common share**

Weighted average number of common shares outstanding	29,128,721	25,378,721

** Less than $(.01) per share

 GLOBAL CLEAN ENERGY, INC.
Statements of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances, January 1, 2009	25,378,721	$25,378	$1,478,555	(2,144,631)
Technology Patent Assignment	1,000,000	1,000	1,000,000
Employee Defined Benefit Plan	2,750,000	2,750	255,750
Conversion of Accrued Payables	7,500,000	7,500
Net loss				(144,843)

Balances, December 31, 2009	36,628,721	36,628	$2,734,305	(2,289,474)

 GLOBAL CLEAN ENERGY, INC.
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Year Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(144,843)	$(668,231)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	255,750

Changes in operating assets and liabilities:

Accounts Payable		125,688
Advances
Accrued compensation – officers, directors and consultants		523,968
Other accrued expenses

Net cash used in operating activities	(248,308)	(221,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	67,135	492,300

Net cash provided by financing activities	67,135	492,300

NET INCREASE (DECREASE) IN CASH	(42,578)	45,807

CASH AT BEGINNING OF YEAR	45,858	51

CASH AT END OF YEAR	3,280	45,858

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common Stock issued for services	255,750
Technology Patent Assignments	1,450,000	450,000
Conversion of Promissory Notes		263,200
Conversion of Accrued Payables	300,000

GLOBAL CLEAN ENERGY, Inc.
Notes to Financial Statements

Note 1 - Organization

Global Clean Energy, Inc. (“Global Clean Energy” or the “Company”) was incorporated in Colorado on December 3, 1999.  Prior to July 2004, Global Clean Energy through its subsidiary, Panache, Inc. (“Panache”), operated as a women’s fashion apparel wholesaler in Colorado.  On August 16, 2006, Global Clean Energy elected new officers and directors and moved its offices to Boulder, Colorado for corporate and administrative purposes.

The Company has now moved its’ administrative offices to 6040 Upshaw Dr. #105, Houston, Texas.

The Company has determined that the most effective method of profitably providing renewable energy within its’ corporate framework is to develop proprietary equipment, to be tested and utilized with governmental agencies within North America and research and prepare to use the most efficient feedstocks.  The Company acquired for common stock the rights, title and interest in a Hybrid Gasification System. Such acquisition is a complement to our AirPump System acquired in 2008. The Company now has an ongoing testing system in place at Valleyfield, Quebec funded partially with Canadian Federal Government assistance.  The Company received its’ first revenue in 2009.  The Company is also researching scientific progress on utilization of the most efficient feedstocks through its’ Houston, Texas office.  The Company also is preparing grant applications in both the United States and Canada for developmental funds which are now  available.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Global Clean Energy has an accumulated deficit of $2,289,474 for the year ending December 31, 2009.  The Company has raised funds over the last year and is actively pursuing additional sources of equity or debt financing to implement our business model.

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

Stock-Based Compensation

Global Clean Energy accounts for stock-based compensation in accordance with SFAS No. 123(R) Share-Based Payment.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and subsequently modified.

During the years ended December 31, 2009 and 2008, there were no stock options granted or outstanding.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss).  During the years ended December 31, 2009 and 2008, Global Clean Energy did not have any components of comprehensive income (loss) to report.

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

Note 3 – AIRPUMP™ PATENT ASSIGNMENT AND HYBRID GASIFICATION ASSIGNMENT

Global Clean Energy, Inc., acquired the entire right, title and interest in and to a static fluid mixing pump device, set forth in a Patent application for Letters Patent of the United States, filed on June 30th, 2008 as U.S. Application No. 61/129, 484; as well as the inventions and Application for Letters Patent of the United States, and in and to any Letters Patent of the United States to be obtained therefore and thereon from Mr. Philip Azimov for the consideration of 300,000 common shares.

On  April 29, 2009, the Company acquired the entire right, title and interest in a proprietary Hybrid Gasification System , set forth in a Patent application for Letters Patent of the United States, filed on March 24, 2009 under #61/202,671. as well as the inventions and Application for Letters Patent of the United States, and in and to any Letters Patent of the United States to be obtained therefore and thereon from Mr. Philip Azimov and Mr. Louis-Phillipe Senecal for the consideration of 1,000,000 shares of restricted common stock valued at $1,000,000 for such assignment. Such transaction was detailed in the Company’s 8-K filed on such date.

Note 4 – Borrowings

In 2008, Global Clean Energy obtained five unsecured loans which were due in one year, each with an interest rate of 7.5% per annum those notes have been renewed for an additional year from each respective anniversary date.

On May 15, 2009 Sylvain McMahon loaned to the company $25,500 due in one year at an interest rate of 8.50%.

On September 15, 2009 Mario Nadeau loaned to the company $22,750 due in one year at an interest rate of 8.50%.

Note 5 - Stockholders’ Equity

Common Stock

In April, 2009 the Company issued 1,000,000 restricted shares of common stock for the assignment of all rights, title and interests in a Hybrid Gasification System, the transaction has a value of $1,000,000.

In September, 2009 the Company issued 2,750,000 shares of common stock for payment of services under the company’s 2007 Plan for services rendered.  The value of the transaction was $225,750.

Global Clean Energy is authorized to issue 300,000,000 shares of $.001 par value common stock.  The Company has 36,628,721 shares of common stock issued and outstanding at December 31, 2009.  Dividends may be paid on the outstanding shares as declared by our board of directors.  Each share of common stock is entitled to one vote.

Preferred Stock

Global Clean Energy is authorized to issue 15,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued or are outstanding.  Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

Employee Stock Compensation Plans

Global Clean Energy has adopted the 2007 Incentive Plan (the “2007 Plan”) for its employees, officers, directors and consultants.  We have reserved a maximum of 5,000,000 shares of common stock to be issued under the 2007 Plan.  As of  December 31, 2009 2,750,000 shares were issued for services rendered leaving a balance of 2,250,000 available for issuance under the 2007 Plan.

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

Global Clean Energy incurred no income taxes for the years ended December 31, 2009 and 2008.

Net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Note 7 - Commitments and Related Party Transactions

As of December 10, 2009 the Company and Janory Capital Corporation cancelled their ongoing agreement and Janory Capital agreed to continue research and development with the Company on a pay-as-you-go basis.  Both Dr. Earl Azimov and Ken Adessky have an interest in Janory.  In 2009 the Company paid to Janory a total of $103,465 of which Janory paid bills on behalf of the Company a total of $73,468 leaving a balance of $30,000 which was earned as a consulting fee.  Both parties agreed that the $95,550 payable to Janory is no longer due from the company.  The company removed such amount as a payable.

The Board of Directors approved a payment of $100,000 to be accrued payable to Vision Capital for work done on behalf of the company in 2009.  Vision Capital is controlled by Dr. Earl Azimov and Ken Adessky, as Directors of the company they abstained from such payment authorization.

Dr. Earl Azimov, Ken Adessky and Consultant Randy Renken agreed and the Board approved the issuance of common stock of the company in payment for $100,000 each at the value of $.04.  Such $300,000 was removed as a payable and stock has yet to have been issued, which was agreeable to all parties concerned.

During 2009, we paid legal fees totaling $3,280 to a law firm of which Mr. Adessky, our CFO, Secretary and a Director, is a partner.

Note 8 - Subsequent Event

In the First Quarter of 2010 the Company issued 2,175,000 of common stock for services rendered under the 2007 Stock Incentive Plan, leaving 75,000 shares available for issuance under this plan.  Under such issuance Earl Azimov and Kenneth Adessky received 800,000 shares each for services rendered.