Form 10-Q
period 2010-03-31
GLOBAL CLEAN ENERGY, INC.
filed 2010-05-17
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-30303

GLOBAL CLEAN ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Maryland	84-1522846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6040 Upshaw Suite 105, Humble, Texas 77396
(Address of principal executive offices)

(281) 441-2538
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2010 was $1,513,345 (based on the closing price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the Registrant have been excluded in that such  persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 13, 2010 : 38,803,721.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the renewable energy industries;

•	actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the renewable energy industry;

•	the failure to obtain or loss of any license or permit;

•	the cyclical nature of the energy industry, and therefore any downturns in this cyclical industry could adversely affect operations;

•	the energy-related industry that we service is heavily regulated and the costs associated with such regulated industries increases the costs of doing business;

•	the ability to carry out our business plan and to manage our growth effectively and efficiently;

•	the failure to manage any foreign exchange risk adequately;

•	a general economic downturn or a downturn in the securities markets; and

•	risks and uncertainties described in the “Risk Factors” section or elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

When used in this report, the terms “GLOBAL CLEAN ENERGY,” “Company,” “GCE,” “we,” “our” and “us” refer to Global Clean Energy, Inc. , unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)

	March 31, 2010	Dec. 31, 2009

ASSETS

Current assets:
Cash	$4,780	$3,280
Accounts Receivable – Valleyfield	281,736	101,094

Sub-Total	286,516	104,374

Other Assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000
Hybrid Gasification Rights and Patent	1,000,000	1,000,000

Total assets	$1,736,516	$1,554,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued compensation - officers, directors and consultants	336,786	219,786
Accounts Payable	376,963	317,979
Promissory Notes	535,150	535,150
	$1,248,899	$1,072,915

Stockholders’ equity:

Preferred stock; $.001 par value; authorized - 15,000,000 shares; issued – none	--	--
Common stock; $.001 par value; authorized - 300,000,000 shares; issued and outstanding – 38,803,721 shares	38,803	36,628
Additional paid-in capital	2,738,281	2,734,305
Accumulated deficit	(2,289,667)	(2,289,474)
Total liabilities and stockholders’ equity	$1,736,516	$1,554,374

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$46,784
Costs and expenses:
Compensation - officers, directors and consultants	$23,059	$
Professional fees	12,738		33,288

General and administrative	11,180		8,758
Repayment of Advances
Depreciation
Interest

Net loss applicable to common shareholders	$(193)		$(42,046)

Basic and diluted net loss per common share	**		(.01	)**

Weighted average number of common shares outstanding	38,803,721		25,378,721

** Less than $(.01) per share

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:	$46,784
Net loss	$(193)	(42,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation
Changes in operating assets and liabilities:	182,142

Accrued compensation - officers, directors and consultants	336,786
Other accrued expenses
Net cash used in operating activities		(42,046)

Cash flows from investing activities:
Purchases of equipment
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from promissory note
Repayment of promissory note
Net cash provided by financing activities

Net increase in cash	1500	(42,046)
Cash at beginning of year	3280	45,858
Cash at end of period	4780	3,812

Supplemental disclosure of cash flow information:
Cash paid for interest

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC ”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“ GAAP ”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2009 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Global Clean Energy, Inc. is a cleantech corporation developing and marketing proprietary technology in waste to energy management.  Our focus is organic waste recovery.  We have developed two complementary technologies to salvage and reform waste from a variety of sources to produce a variety of clean energy byproducts.  We believe that we are well-positioned to exploit fully the opportunities presented by the government policies and programs that are setting the agenda for the alternative energy industry.  We are at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in the USA and Europe on imported oil and natural gas, with proprietary and innovative technologies for clean coal and renewable energy and international partners in business, university, consulting and engineering.

Our Mission

R.E.S.C.U.E™ -- Reforming Environmental Salvage into Clean Usable Energy

Global Clean Energy Inc., in collaboration with Concordia University and Cascades Engineering, a division of Cascades Canada Inc., one of Canada’s largest paper manufacturers, have spent two years researching and developing technology to recover and reform synthetic fuel from waste containing a wide variety of carbon byproducts.   The result was the filing of two proprietary patents:

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the quarter ended March 31, 2010, we incurred a net loss of $193 compared to a net loss of $42,046 during the quarter ended March 31, 2009.  The decrease in net loss of $41,853 is due to the fact that we streamlined operations during the quarter and we are receiving revenue from our ongoing Valleyfield project.   During the quarter ended March 31, 2010, we paid compensation and professional fees of $35,797.  Also during the quarter ended March 31, 2010, we paid general and administrative expenses of $11,180.

Liquidity and Capital Resources

As of March 31, 2010, we had $4,780 in cash and $1,248,899 in current liabilities. For the three months ended March 31, 2010, we used $46,977 of cash in operating activities.  Total assets were $1,736,516 at March 31, 2010.  The Company in the quarter received  $46,784 in revenue in its’ Valleyfield project and has a receivable from such project in the amount of  $286,736.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting. Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the Evaluation Date.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective.

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

None.

Item 3. Defaults Upon Senior Securities

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

GLOBAL CLEAN ENERGY, INC.

Date: May 17, 2010	By:	/s/ Earl Azimov
Earl Azimov, President & Chief Executive Officer

Date: May 17, 2010	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer