Form 10-Q
period 2010-06-30
GLOBAL CLEAN ENERGY, INC.
filed 2010-08-13
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30 2010,  was $908,007 (based on the closing price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the Registrant have been excluded in that such  persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of. August 5, 2010  is 38,803,721.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)

	June 30, 2010	Dec. 31, 2009

ASSETS

Current assets:
Cash	$1685	$3,280
Accounts Receivable – Valleyfield	190,010	101,094

Sub-Total	191,695	104,374

Other Assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000
Hybrid Gasification Rights and Patent	1,000,000	1,000,000

Total assets	$1,641,695	$1,554,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued compensation - officers, directors and consultants	503,286	219,786
Accounts Payable	351,314	317,979
Promissory Notes	535,150	535,150
	$1,389,750	$1,072,915

Stockholders’ equity:

Preferred stock; $.001 par value; authorized - 15,000,000 shares; issued – none	--	--
Common stock; $.001 par value; authorized - 300,000,000 shares; issued and outstanding – 38,803,721 shares	38,803	36,628
Additional paid-in capital	2,738,281	2,734,305
Accumulated deficit	(2,525,139)	(2,289,474)
Total liabilities and stockholders’ equity	$1,641,695	$1,554,374

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	110,966		$157,570
Costs and expenses:
Compensation - officers, directors and consultants	281,805	23,750	$304,864	$23,750
Professional fees	29,780	6,000	42,518	39,288

General and administrative	27,739		38,919	8,758

Interest and bank charges	63	20	63	20

Net loss applicable to common shareholders	(228,601)	(29,770)	$(228,794)	$(71,816)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	38,803,721	25,378,721	38,803,721	25,378,721

** Less than $(.01) per share

See notes to financial statements.

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:	$157,570
Net loss	$(228,794)	(71,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and acquisition		1,000,000
Changes in operating assets and liabilities:
Accounts Payable	351,314	187,928
Accrued compensation - officers, directors and consultants	503,286	75,000
Other accrued expenses
Net cash used in operating activities	163,864	(29,770)

Cash flows from investing activities:
Purchases of equipment
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from promissory note		25,500
Repayment of promissory note
Net cash provided by financing activities		25,500

Net increase in cash	(1595)	(41,316)
Cash at beginning of year	3280	45,858
Cash at end of period	1685	4,542

Supplemental disclosure of cash flow information:
Common stock issued for services and acquisition		1,000,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Global Clean Energy, Inc. is a cleantech corporation developing and marketing proprietary technology in waste to energy management.  Our focus is organic waste recovery.  We have developed two complementary technologies to salvage and reform waste from a variety of sources to produce a variety of clean energy byproducts.  We believe that we are well-positioned to exploit fully the opportunities presented by the government policies and programs that are setting the agenda for the alternative energy industry.  We are at the forefront of global initiatives to reduce greenhouse gas emissions and lower the dependency in North America and Europe on imported oil and natural gas, having proprietary and innovative technologies for clean coal and renewable energy and international partners in business, university, consulting and engineering.

Our Mission

R.E.S.C.U.E™ -- Reforming Environmental Salvage into Clean Usable Energy

Global Clean Energy Inc., in collaboration with Concordia University and Cascades Engineering, a division of Cascades Canada Inc., one of Canada’s largest paper manufacturers, have spent four years researching and developing technology to recover and reform synthetic fuel from waste containing a wide variety of carbon byproducts.   The result was the filing of two proprietary patents:

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

What begin as a search for best of breed technologies to convert waste and biomass into clean renewable energy has evolved and expanded into five areas of active business development:

•	research and development of new technologies;
•	international joint-ventures to develop waste-to-energy projects;
•	offering technology and services for environmental ash cleanup operations;
•	expanding into renewable energy production; and
•	seeking public financing for projects in the green energy sector.

Current Projects

Salaberry-de-Valleyfield, Québec –

On December 9, 2009, the City of Salaberry-de-Valleyfield announced field testing of our gasification technology to convert MSW and industrial waste to synthetic gas and biodiesel.  A portion of the funding from this initiative came from the Canadian government through the Green Municipal Fund of the Federation of Canadian Municipalities.

This project is designed to significantly reduce the amount of waste the city sends to landfill and to generate substantial savings on transportation and disposal of waste.  We expect that ongoing collaboration between us and the city will also result in a new source of biodiesel to fuel some City installations and municipal vehicles at a reduced energy cost.

The first phase of the project was successful as the G2G gasifier technology was proven as it was able to produce syngas from municipal solid waste, industrial and construction waste, plastics, rubber, coal, and organic waste.
The tests were carried by Janory Capital Corporation on a contract basis. The gas collection and modifications to the gasifier were conducted by JR Mechanique of Salaberry de Valleyfield. The gases were analyzed at CanmetENERGY a division of Natural Resources Canada, Government of Canada.

Phase Two of the project will gasify 5,000 metric tons of MSW per year.  The company plans to work with CanMet Energy on the design of the Phase II unit as they have been working for over 20 years on gasification through steam reformation and have much to offer GCE. As well as have construction and installation of the Phase II unit to be done with JR Mecanique and experts in piping and manufacturing of heavy industrial equipment.

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

RESULTS OF OPERATIONS

We had revenue during the three month and six month periods ended June 30, 2010 of $ 46,604  and $110,966 from our Valleyfield project.

During the three and six-month period ended June 30, 2010 we incurred a net loss of $193 and $228,601 respectively. The increase in loss was almost entirely due to increased consultant costs as the Valleyfield project was ramping up.  During the quarter ended June 30, 2010, we paid compensation and professional fees of $347,382, of which $141,000 are accruals.  Also during the quarter ended June 30, 2010, we paid general and administrative expenses of $13,919.

Liquidity and Capital Resources

As of  June 30, 2010, we had $1,685 in cash and $1,389,750 in current liabilities.  For the six months ended June 30, 2010, we used $163,927 of cash in operating activities.  Total assets were $1,641,695 at June 30, 2010.  The Company in the quarter received  $157,570 in revenue from its’ Valleyfield project and has a receivable from such project in the amount of  $190,010.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures

(a) Management’s Report on Internal Control over Financial Reporting. Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the Evaluation Date.

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

GLOBAL CLEAN ENERGY, INC.

Date: August 13, 2010	By:	/s/ Earl Azimov
Earl Azimov, President & Chief Executive Officer

Date: August 13, 2010	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer