Form 10-Q
period 2010-09-30
GLOBAL CLEAN ENERGY, INC.
filed 2010-11-22
CIK 751406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30 2010, was $908,007 (based on the closing price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of November 18, 2010 is 38,803,721.

GLOBAL CLEAN ENERGY, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September  30, 2010

Contents

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

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

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  Global Clean Energy assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

When used in this report, the terms “GLOBAL CLEAN ENERGY,” “Company,” “GCE,” “we,” “our” and “us” refer to Global Clean Energy, Inc., unless the context suggests otherwise.

Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CLEAN ENERGY, INC.
Balance Sheet (Unaudited)

	September 30, 2010	Dec. 31, 2009

ASSETS

Current assets:
Cash	$1,873	$3,280
Accounts Receivable – Valleyfield	190,010	101,094

Sub-Total	191,883	104,374

Other Assets:
Cyclonic Dredging Pump Rights and Patent	450,000	450,000
Hybrid Gasification Rights and Patent	1,000,000	1,000,000

Total assets	$1,641,883	$1,554,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued compensation - officers, directors and consultants	566,786	219,786
Accounts Payable	369,776	317,979
Promissory Notes	535,150	535,150
	$1,471,712	$1,072,915

Stockholders’ equity:

Preferred stock; $.001 par value; authorized - 15,000,000 shares; issued – none	--	--
Common stock; $.001 par value; authorized - 300,000,000 shares; issued and outstanding – 38,803,721 shares	38,803	36,628
Additional paid-in capital	2,861,012	2,734,305
Accumulated deficit	(2,729,694)	(2,289,474)
Total liabilities and stockholders’ equity	$1,641,883	$1,554,374

See notes to financial statements.

Contents

GLOBAL CLEAN ENERGY, INC.
Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue			$157,570
Costs and expenses:
Compensation - officers, directors and consultants	138,000	4,823	$442,864	$28,573
Professional fees	31,055		73,573	39,288

General and administrative	25,500	18,039	64,479	26,797

Interest and bank charges		99	63	119

Net loss applicable to common shareholders	(194,555)	(22,961)	$(423,349)	$(94,777)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	38,803,721	26,628,721	38,803,721	25,795,387

** Less than $(.01) per share

See notes to financial statements.

Contents

GLOBAL CLEAN ENERGY, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:	$157,570
Net loss	$(423,349)	(94,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and acquisition		1,255,750
Changes in operating assets and liabilities:
Accounts Payable	369,776	417,580
Accrued compensation - officers, directors and consultants	566,786	655,968
Other accrued expenses
Net cash used in operating activities	194,919

Cash flows from investing activities:
Purchases of equipment
Net cash used in investing activities		(22,961)

Cash flows from financing activities:
Proceeds from promissory note		22,750
Repayment of promissory note
Net cash provided by financing activities		22,750

Net increase in cash	(1407)	(41,998)
Cash at beginning of year	3280	45,858
Cash at end of period	1873	3,860

Supplemental disclosure of cash flow information:
Common stock issued for services and acquisition		1,255,750

See notes to financial statements.

Contents

GLOBAL CLEAN ENERGY, INC.
Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“ GAAP ”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2009 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

Contents

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

Contents

Current Projects

Salaberry-de-Valleyfield, Québec –

On December 9, 2009, the City of Salaberry-de-Valleyfield announced field testing of our gasification technology to convert municipal solid waste, or MSW, and industrial waste to synthetic gas and biodiesel.  A portion of the funding from this initiative came from the Canadian government through the Green Municipal Fund of the Federation of Canadian Municipalities.

This project is designed to significantly reduce the amount of waste the city sends to landfill and to generate substantial savings on transportation and disposal of waste.  We expect that ongoing collaboration between GCE and the city will also result in a new source of biodiesel to fuel city installations and municipal vehicles at a reduced energy cost.

Phase One of the project was completed successfully with the G2G gasifier producing syngas from municipal solid waste, industrial and construction waste, plastic, rubber, coal, and organic waste.

The gasification tests and  syngas collection were carried out by Janory Capital Corporation on a contract basis. The modifications to the gasifier were conducted by JR Mechanique of Salaberry de Valleyfield. The gases were analyzed at CanmetENERGY a division of Natural Resources Canada, Government of Canada.

Phase Two of the project  for which we are presently preparing preliminary contracts and design work and awaiting final authorization to proceed from the Green Municipal Fund of the Federation of Canadian Municipalities, will gasify 5,000 metric tons of MSW per year.  We plan to work with CanmetENERGY on the design of the Phase II unit as they have been working for over 20 years on fluidized bed gasification and have fully equipped research facilities to offer GCE.  Construction and installation of the Phase II unit will be carried out with JR Mecanique who are experts in piping and manufacturing of heavy industrial equipment for volatile gases.

Phase Three, if it proceeds, will establish a gasification plant capable of processing 30,000 metric tons of waste per year, or more depending on the feedstock, including a regional center for the sorting of MSW.

This venture affords us a unique opportunity to advance our research and development in an industrial park with a continual supply and variety of feedstock.  Being one of the first of its kind, it will also function and develop as a prototype for the management of MSW, which is still being defined by an evolution of government policy.

Salaberry-de-Valleyfield’s need for small-scale, local waste management accurately mirrors the needs of other municipalities and offers a valuable opportunity to demonstrate how gasification works and how local biofuel production can be incorporated into future public works and urban planning projects.

We believe that a functional 125 mtpd gasification plant has enormous commercial potential.  Beyond managing MSW, the same gasifier can be commissioned for uses in any energy reformation application involving carbon-rich feedstock, such as coal, biomass, algae and so on.

Contents

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

During the three months ended September 30, 2010, we did not have any revenues as Phase One of our Vallyfield  project has been completed and invoicing for the final works will be done in the fourth quarter once the report by the City of Salaberry de Valleyfield is submitted to the Federation of Canadian Municipalities.

In the three months ended September 30, 2010 compensation expense increased to $138,999 from $4,823 in the third quarter of 2009 due almost entirely to ongoing work in furtherance of the Company’s business plan and to complete the work on the Valleyfield project.  We also incurred professional fees of $31,055 during the third quarter of 2010 compared to no professional fees during the comparable quarter of 2009.  General and administrative expense was $25,500 compared to 18,039 for the quarter ended September 30, 2009.  Primarily as a result of these costs and no corresponding revenue, our  net loss in the quarter ended September 30, 2010 was $194,555 versus a loss of $22,961 in the third quarter of 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenue during the nine months ended September 30, 2010 was $157,570 from our Valleyfield project.  In the nine months ended September 30, 2010 compensation expense increased to $442,864 from $28,573 in the third quarter of 2009 due almost entirely to ongoing work in furtherance of the Company’s business plan and to complete the work on the Valleyfield project.  We also incurred professional fees of $73,573 during the first nine months of 2010 compared to professional fees of 39,288 during the comparable three quarters of 2009.  General and administrative expense was $64,479 compared to $26,797 for the period ended September 30, 2009.  Primarily as a result of these costs and minimal revenue, our  net loss in the nine months ended September 30, 2010 was $423,349 versus a loss of $94,777 in the nine months ended September 30 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,873 in cash and $1,461,712 in current liabilities.  For the nine months ended September 30, 2010, we used $194,982 of cash in operating activities.  Total assets were $1,641,883 at September 30, 2010.  The Company in the quarter received $0 in revenue from its’ Valleyfield project and has a receivable from such project in the amount of $190,010.   We will  need to secure additional capital to continue our research and development and expansion of our  business plan.  Management is working toward financing through equity participation, grants and loan guarantees with both the United States and Canadian governments and loan arrangements, as well as seeking sources of non-governmental financing.  If such efforts are not successful we will have to modify our business plan and course of activities or possibly cease all operations.

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

Contents

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_____________
+ Filed Herewith

Contents

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY, INC.

Date: November 22, 2010	By:	/s/ Earl Azimov
Earl Azimov, President & Chief Executive Officer

Date: November 22, 2010	By:	/s/ Kenneth S. Adessky
Kenneth S. Adessky, Chief Financial Officer